Form 10-K
period 2011-12-31
MTR GAMING GROUP INC
filed 2012-03-15
CIK 834162

Use these links to rapidly review the document

TABLE OF CONTENTS2
MTR GAMING GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2011, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $80,341,000.

          As of March 12, 2012, there were 27,668,839 outstanding shares of our Common Stock.

Documents Incorporated by Reference

          Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2012 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the Registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or Form 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2011.

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

  •
  competitive and general economic conditions in our markets;

  •
  the successful implementation of video lottery terminals ("VLTs") at racetracks in Ohio and our ability to operate VLTs at Scioto Downs Casino & Racetrack, our racetrack in Columbus, Ohio;

  •
  the effect of economic, credit and capital market conditions on the economy and the gaming and entertainment industry;

  •
  weather or road conditions limiting access to our properties;

  •
  volatility and disruption of the capital and credit markets;

  •
  changes in, or failure to comply with, laws, regulations or the conditions of our West Virginia, Pennsylvania and Ohio gaming and racing licenses (or the failure to obtain renewals thereof), accounting standards or environmental laws (including adverse changes in the rates of taxation on gaming revenues) and delays in regulatory licensing processes;

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

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available on our website or otherwise, and we do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

Overview

        MTR Gaming Group, Inc. (the "Company" or "we"), a Delaware corporation, is a hospitality and gaming company that owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, and Ohio.

        The Company, through its wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"); Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"); and Scioto Downs Casino & Racetrack in Columbus, Ohio ("Scioto Downs"). We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

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

Properties

Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Since acquiring Mountaineer in 1992, we continue to focus on expanding the reach of our extensive customer base and improving our operating results, including by right sizing our operations and redesigning for efficiency. As a result, Mountaineer has become a diverse gaming, entertainment and convention complex with:

  •
  106,000 square feet of gaming space housing approximately 2,132 slot machines, 14 poker tables, and 45 casino table games (including blackjack, craps, roulette and other games);

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

  •
  a 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings;

  •
  a 12,000 square foot fitness center which has a full complement of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts; and

  •
  surface parking for approximately 5,400 cars.

        Mountaineer's revenues and profits are driven primarily by its gaming operations. For the year ended December 31, 2011, Mountaineer generated $224.1 million of net revenues and had an average daily net win per slot machine of $186 and an average daily net win per table game of $1,675. During the month of December 2011, approximately 76% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio, 21% to customers from Pennsylvania, 2% to customers from West Virginia and 1% to customers from other locations, while approximately 79% of the total amount played at Mountaineer's table games was attributable to customers from Ohio, 15% to customers from Pennsylvania, 1% to customers from West Virginia and 5% to customers from other locations.

Presque Isle Downs & Casino

        Presque Isle Downs, located in Erie, Pennsylvania, opened for business on February 28, 2007, and commenced table gaming operations on July 8, 2010. The 140,000 square foot clubhouse consists of:

  •
  59,000 square feet of gaming space housing approximately 2,070 slot machines, 44 casino table games and a nine-table poker room, which we began operating on October 3, 2011;

  •
  several dining options, including a 250-seat buffet, an upscale flexible seating bar and grille with seating for 65-90 patrons, a clubhouse restaurant and several bars, as well as entertainment; and

  •
  surface parking for approximately 3,225 cars.

        Additionally, Presque Isle Downs operates live thoroughbred racing on a one-mile track with a state-of-the-art synthetic racing surface with grandstand, barns, paddock and related facilities, on-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, and wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast. Live racing is conducted from May through September with indoor and outdoor seating for approximately 750 patrons.

        For the year ended December 31, 2011, Presque Isle Downs generated $201.1 million of net revenues and had an average daily net win per slot machine of $223 and an average daily net win per table game of $1,245. During the month of December 2011, approximately 45% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio, 51% to customers from Pennsylvania, 3% to customers from New York and 1% to customers from other locations, while approximately 51% of the total amount played at Presque Isle's table games was attributable to customers from Ohio, 40% to customers from Pennsylvania, 4% to customers from New York and 5% to customers from other locations.

Scioto Downs Casino & Racetrack

        Scioto Downs, located in Columbus, Ohio, currently has a racetrack, which conducts live harness racing from May through mid-September and on-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs' races at over 800 sites to which the races are simulcast, from May through mid-October; a grandstand that will accommodate 10,000 patrons; an enclosed clubhouse that will accommodate 1,500 patrons; approximately 6,000 parking spaces; and barns, paddock and related facilities for the horses, drivers, and trainers. For the year ended December 31, 2011, Scioto Downs generated $2.8 million of net revenues. Located on approximately 208 acres approximately eight miles from downtown Columbus, Ohio and within 90 miles of 3.2 million adults, we believe Scioto Downs is a competitive location for video lottery terminals. See "Business Strategy—VLT Gaming at Scioto Downs" and "Risk Factors—Risks Related to Our Business—Although conditionally licensed, VLT operations at Scioto Downs may be impacted by pending legal challenges and legislation" both of which are included elsewhere in this report.

Discontinued Operations

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

 Business Strategy

        Our business strategy is to drive revenues and profits from our racetrack-based gaming properties in West Virginia, Pennsylvania and Ohio subject to the enumerated risk factors, thus becoming a diversified, regional racino company.

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

  •
  Grow Customer Base and Table Gaming at Presque Isle Downs

        We commenced table gaming operations at Presque Isle Downs on July 8, 2010 and currently operate 44 casino table games. We believe that the addition of table games allows Presque Isle Downs to compete more effectively with the Seneca Allegany Casino in Salamanca, New York, approximately seventy-five miles from Presque Isle Downs, which already had table games. In addition, Presque Isle Downs opened a 2,000 square-foot, nine-table poker room on October 3, 2011, which we believe will contribute to Presque Isle Downs' offerings as a full service casino facility.

  •
  Drive Enhanced Revenue with Increased Marketing Efforts

        In 2009, we began offering credit to Mountaineer's slot and table gaming customers on a limited basis, and in 2010 began offering credit to Presque Isle Downs' table gaming customers. Furthermore, in late-2010, Pennsylvania's casinos were granted the ability to offer credit to slot customers. Presque Isle Downs received final regulatory approval and began offering credit to slot customers in July 2011. As part of our overall marketing strategy, we increased the use of credit for qualified patrons as a means of further enhancing gaming revenue at Mountaineer and Presque Isle Downs. In addition, we focused our marketing efforts on our existing 760,000 member customer database and capitalized on our spa, golf and hotel amenities at Mountaineer in order to attract repeat visitors. We also enhanced our marketing efforts at Presque Isle Downs through affinity programs and an improved player tracking system for our existing 588,000 customers currently enrolled in our loyalty program.

        Furthermore, we have undertaken several strategic initiatives that we believe will allow us to continue the progress we have made. First, we are preparing to launch an improved loyalty program that is the first step in producing an integrated and coordinated players club between all of our properties. Secondly, we are launching an affiliation program with other entertainment and gaming destinations to provide our loyal customers with additional opportunities to benefit from their play at our facilities. We have reached an agreement with the Cosmopolitan Hotel in Las Vegas which gives our customers special access to that facility. These are just the first steps in a process that will provide a multitude of options to reward our loyal customers.

  •
  VLT Gaming at Scioto Downs

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks, including Scioto Downs. The framework included the below proposed terms for racetrack owners seeking to become VLT sales agents:

  •
  $50.0 million licensing fee ($10.0 million payable upon application, $15.0 million payable at the onset of VLT sales and $25.0 million payable one year after the onset of VLT sales);

  •
  commission for VLT sales agents (the amount of sales revenue the racetrack owners would be permitted to retain) would not exceed 66.5%;

  •
  required investment of at least $150.0 million in the facilities within three (3) years following licensure, including VLT machines, with a maximum credit of $25 million allowed for the value of existing facilities and land;

  •
  facilities would be required to open within three (3) years of license approval;

  •
  the state would consider transferring horse racing permits from current track locations to new temporary locations, which may include the Dayton and Youngstown areas, at a later date;

  •
  VLT sales may not be able to commence prior to VLT licensees reaching an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  for the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

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

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economical benefit data that may be requested has not yet been determined. However, in order to operate VLTs at the racetracks we believe we may need to reach an agreement with the horse racing industry on funds to benefit the industry. We are also under the belief that the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. In addition, VLT operations at racetracks are the subject of litigation seeking to prevent such gaming activities, which could delay or potentially halt commencement of VLT operations. As a result, we cannot assure you that the operation of VLTs at the racetracks will commence on the terms described above or of the timing of commencement of operations of VLTs at racetracks in Ohio.

        Scioto Downs is one of seven racetracks in Ohio that are eligible to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. On January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales.

        The construction of the VLT facility at Scioto Downs commenced in December 2011 and is expected to take approximately nine months to complete. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with approximately 400 additional VLTs. Additionally, there will be a 300-seat buffet, a 100-seat casual dining restaurant, an 82-seat bar/lounge with high-tech sound and lights, and will offer a variety of entertainment options. The existing racetrack will also benefit from a variety of improvements.

        However, there can be no assurance as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control, including pending legal challenges and legislation. See "Risk factors—Risks related to our business—Although conditionally licensed, VLT operations at Scioto Downs may be impacted by pending legal challenges and legislation" which is included elsewhere in this report.

        While we believe that the approval of VLT gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that gaming activity at the planned Ohio casinos and racinos will negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material.

Competition

        We face substantial competition in each of the markets in which our facilities are located. See "Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Gaming Operations

        In recent years, the number of gaming options available to consumers in our West Virginia market area has increased considerably. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Downs, lies within Mountaineer's primary market, located approximately 40 miles south of Mountaineer in Wheeling, West Virginia. That competitor currently operates approximately 1,800 slot machines, 12 poker tables, and 37 casino table games.

        The primary competitors for Mountaineer (and to a lesser extent, Presque Isle Downs) are gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots and table games); (ii) five stand-alone casinos with up to 5,000 slots and up to 250 table games (four of which are currently operating slots and table games); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games. The January 7, 2010, amendment of the Pennsylvania slot machine law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer, currently operates approximately 3,300 slot machines and 78 casino table games, including 26 poker tables, as well as various food and beverage outlets. The Rivers Casino, a stand-alone casino located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, currently operates approximately 3,000 slot machines and over 100 casino table games, including 30 poker tables, as well as various food, beverage and entertainment venues. Additionally, on May 20, 2011, the Pennsylvania Gaming Control Board approved a Category 3 resort casino to be built at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, approximately 95 miles from Mountaineer. This casino is expected to open in January 2013. Further, in September 2007, the Pennsylvania State Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs; and in November 2007, Valley View applied to the Pennsylvania Gaming Control Board for the final Category 1 racetrack slot machine license. However, in September 2008, the owners of the project announced that they had no financing for the project and intended to sell the opportunity. On October 28, 2009, Valley View filed for Chapter 11 bankruptcy protection and its parent corporation, Centaur, Inc., defaulted on its $492 million debt and filed for Chapter 11 bankruptcy on March 6, 2010. During 2010, Valley View Downs' owners petitioned the bankruptcy court to allow the auction of Valley View Downs. American Harness Tracks LLC was the successful bidder and was awarded the harness-racing license held by Valley View Downs. American Harness Tracks LLC will also need to obtain a casino license from the Pennsylvania Gaming Control Board in order to move forward with the casino project. Mountaineer (and to a lesser extent, Presque Isle Downs) compete with The Rivers Casino and The Meadows Racetrack & Casino for gaming patrons. Likewise, if American Harness Tracks LLC obtains a gaming license and successfully opens a casino, it would represent new competition for Mountaineer and Presque Isle Downs. Presque Isle Downs also competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,000 slot machines, 33 table games, and a 212-room hotel with resort amenities.

        Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2012, there were a total of approximately 1,100 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with us, particularly for the local patronage.

        During 2011, with respect to West Virginia casinos and LVL's within our target market, Mountaineer's market share was 47%, compared to 34% for Wheeling Downs and 19% for the LVLs. Including slot casinos in Western Pennsylvania, Mountaineer's and Presque Isle Downs' respective market shares were each 16%, compared to 12% for Wheeling Downs, 6% for the LVLs, 24% for The Meadows Racetrack & Casino and 26% for The Rivers Casino.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming. In addition, casinos in Canada have likewise recently begun advertising in our target markets. See "Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; recent approval of gaming in Ohio will create significant new competition" which is included elsewhere in this report.

Racing and Pari-mutuel Operations

        Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 40 miles south of Mountaineer in Wheeling, West Virginia; Thistledown and Northfield Park, which are both located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows Racetrack & Casino, located approximately 50 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both Thistledown and Northfield Park conduct pari-mutuel horse racing but neither conducts video lottery gaming, at this time. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer would also compete for pari-mutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks and off-track wagering facilities in Pennsylvania and Ohio, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

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

Employees

        As of March 1, 2012, we had approximately 2,600 employees.

        Mountaineer Casino, Racetrack & Resort.    Mountaineer has approximately 1,360 employees. Approximately 20 of Mountaineer's employees are represented by a union covering our pari-mutuel clerks and certain employees providing simulcast betting services. We have an agreement in place with the pari-mutuel clerks until November 30, 2012. In addition, approximately 80 employees are represented by a union covering our VLT gaming employees pursuant to a collective bargaining agreement that expires March 1, 2015.

        Presque Isle Downs & Casino.    Presque Isle Downs employs approximately 920 people, which increases by approximately 120 during racing which is generally conducted from May through September. In addition, Presque Isle Downs is currently in negotiations with union groups which would represent approximately 300 employees consisting of certain food & beverage, housekeeping, cash handling and slot services positions.

        Scioto Downs Casino & Racetrack.    There are approximately 12 employees at Scioto Downs, which increases by approximately 160 during racing which is generally conducted from May through September. We expect that we will add approximately 700 employees at Scioto Downs when we commence VLT gaming operations.

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

  •
  disclose substantive changes in the information or documentation provided with its license application; and

  •
  establish programs to promote responsible gaming and inform patrons of the availability of help for problem gaming.

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

        Moreover, in many jurisdictions, including Pennsylvania, certain of our stockholders or holders of our debt securities may be required to undergo a suitability investigation similar to that described above. In West Virginia, the West Virginia Lottery Commission may at any time require that we establish the qualifications of any investor or creditor under the West Virginia Lottery Racetrack Table Games Act and rules and regulations related thereto. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an "institutional investor" to apply for a waiver. An "institutional investor" is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for investment purposes only. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

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

Violations of Gaming Laws

        If we or our subsidiaries violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. The terms of our gaming licenses require us to self-report to gaming regulators of gaming laws and violations of certain other laws. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable gaming laws could have a material adverse effect on our gaming operations.

        Some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its officers, directors and key people. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.

Reporting and Record-Keeping Requirements

        We are required periodically to submit detailed financial and operating reports and furnish any other information about us and our subsidiaries which gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our casinos as well as any suspicious activity that may occur at such facilities. We are required to maintain a current stock ledger which may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may, and in certain jurisdictions do, require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws. In West Virginia and Pennsylvania, we are required to disclose any substantive change in information or documentation provided with our license application such as (1) any change in key personnel or the key person at its holding company or affiliates; (2) a change in type of business organization; (3) a change of more than five percentage points in capitalization or debt to equity ratio; (4) a change in debt holders; (5) a change in investors or stockholders; or (6) a change in source of funds. We expect similar requirements in Ohio.

 Review and Approval of Transactions

        Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities. The issuance and sale of notes does not require approval by gaming authorities, but we must give notice to the relevant gaming authorities in Pennsylvania and West Virginia. We expect similar requirements in Ohio. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The Pennsylvania Gaming Control Board may impose a re-licensing fee of up to $50 million in connection with a change in control. To date, however, as a matter of policy, the Pennsylvania Gaming Control Board has set the re-licensing fee in the event of a change of control at $2.5 million.

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

        West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover (from amounts paid to the West Virginia Lottery Commission, as discussed below) $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the West Virginia Lottery Commission's four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. In addition, the bill also removed the $5 maximum bet limit on slot machines and allows the slot machines to accept $50 and $100 bills.

        For information on license fees and gaming taxes in Ohio, see "Business Strategy—VLT Gaming at Scioto Downs" above.

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

        In Pennsylvania, as the holder of a Category 1 license, Presque Isle Downs will be required to create a fund to be used for the improvement and maintenance of the backside area of the racetrack. Generally, a Category 1 licensee must deposit into the fund $5 million over the initial five-year period of the license and an amount not less than $250,000 or more than $1 million annually for the five years thereafter. However, as a new racetrack, Presque Isle Downs is exempt from the $5 million requirement and will not be required to begin the $250,000 payments until 2017. In September 2008, Pennsylvania implemented restrictions on smoking in casinos. Currently, 50% of Presque Isle Downs' casino floor must be located in non-smoking sections. In addition, Presque Isle Downs has an agreement with the Pennsylvania Racing Commission to complete the construction of two new barns in 2012.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings of the Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), which were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million.

        For the $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million, or 6%, and will be paid quarterly over a ten-year period. For the $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, or 5%.

        For information on operational requirements in Ohio, see "Business Strategy—VLT Gaming at Scioto Downs" above.

Racetracks

        In West Virginia, Pennsylvania and Ohio our ability to conduct gaming operations is conditioned on the maintenance of racing licenses and agreements or certain arrangements with horsemen's or labor groups. See "Risk Factors—Risks Related to Our Business—We depend on agreements with our horsemen and pari-mutuel clerks to operate our business" which is included elsewhere in this report.

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

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several liability on, a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from its property. The presence of, or failure to remediate properly, such materials may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a facility may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third party sites when the owner sent wastes for disposal or treatment. See "Risk factors—Risks related to our business—We are subject to environmental laws and potential exposure to environmental liabilities" which is included elsewhere in this report.

        In connection with our property acquisitions, we typically conduct environmental assessments of the target properties. Based on these assessments, we have identified soil and/or groundwater contamination and other issues (such as the presence of wetlands or asbestos) at certain of our properties that may require further action or involve regulatory oversight. Generally, the contamination issues relate to uses of our properties by the prior landowners and operators. For example, in October 2004, we acquired a property in Pennsylvania that had pre-existing contamination from its former use as a paper manufacturing plant. We entered into a Consent Order with the Pennsylvania Department of Environmental Protection (the "PaDEP") in which we agreed to clean up certain portions of the site in consideration for a covenant not to sue and insulation from liability arising from certain pre-existing contamination, provided we did not exacerbate the pre-existing contamination. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million through 2014 with respect to the property, which we believe is in excess of any exposure that we may have in this matter. In October 2005, we sold the portion of the property that will require further work to a third party who assumed our obligations under the Consent Order and agreed to undertake the required remediation work. We understand that the purchaser has begun the necessary cleanup. However, in the event that the purchaser fails to honor its obligations, we could incur costs related to this matter in the future. In addition, from time-to-time, we are engaged in investigation or remediation efforts at our other properties.

Compliance with Other Laws

        We are also subject to a variety of other rules and regulations, including zoning, construction and land use laws and regulations, and laws governing the serving of alcoholic beverages in all of the states in which we operate. Mountaineer, Presque Isle Downs and Scioto Downs derive other revenues from the sale of alcoholic beverages. Any interruption or termination of the ability to serve alcoholic beverages at those properties would have a material adverse effect on our business, financial condition and results of operations.

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

        During the past few years, a confluence of many factors contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities. These factors included the availability and cost of credit, declining business and consumer confidence and increased unemployment. These economic conditions also affected lenders, resulting in severely contracted credit markets making it costly and difficult to obtain new credit or refinance existing debt. While economic conditions have recently shown signs of improvement, that trend may not continue and the extent of current economic improvement or stability in the credit markets is not known.

        While we intend to finance capital projects with cash on hand, cash flow from operations, proceeds from the 2011 issuance of $565 million of our 11.5% Senior Secured Second Lien Notes due August 1, 2019, and proceeds from the sale of non-core assets, we may require additional financing to support our growth. Borrowings under our senior secured revolving credit facility will be limited. However, as a result of uncertainties that may remain or develop in the capital and credit markets and without the continued and sustained improvements in such financial markets, we may not have access to sufficient capital on terms that are satisfactory to us, on terms acceptable to our senior secured lenders, or at all. Further, if adverse regional and national economic conditions fail to improve significantly, persist or worsen, we could experience material decreases in revenues and cash flows from our operations attributable to decreases in consumer spending levels and could fail to satisfy covenants imposed by our existing debt agreements.

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

        We currently remain dependent upon Mountaineer and Presque Isle Downs for substantially all of our revenues and cash flows. As a result, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer and Presque Isle Downs operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors, a downturn in the overall economy in Mountaineer's and Presque Isle Downs' markets, a decrease in gaming activities in those markets or an increase in competition, including, but not limited to, competition from limited video lottery machines in local bars and fraternal organizations in West Virginia, continued competition from gaming facilities in Pennsylvania and competition from future gaming facilities in Ohio and Pennsylvania (as further described below);

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

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming in the markets in which our gaming facilities are located, may intensify competitive pressures and could have a material adverse effect on us. For example, video lottery terminal ("VLT") gaming at racetracks in Ohio, when operational, will compete with Mountaineer and Presque Isle Downs, and new casino gaming operations in Ohio as a result of the November 3, 2009 amendment to the Ohio constitution will also compete with Mountaineer, Presque Isle Downs and Scioto Downs and may have a material adverse effect on our business, financial condition and results of operations. Such adverse impact may be exacerbated by any permitted relocations of racetracks from their existing locations. See "—Recent approval of gaming in Ohio will create significant new competition" below.

        In recent years, the number of gaming options available to consumers in our West Virginia market area has increased considerably. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Downs, lies within Mountaineer's primary market, located approximately 40 miles south of Mountaineer in Wheeling, West Virginia. That competitor currently operates approximately 1,800 slot machines, 12 poker tables, and 37 casino table games.

        The primary competitors for Mountaineer (and to a lesser extent, Presque Isle Downs) are gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations. See "Business—Competition—Gaming Operations" which is included elsewhere in this report. Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of March 1, 2012, there were a total of approximately 1,100 LVL's in bars and fraternal organizations in Hancock County (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio Counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with us, particularly for the local patronage.

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

        Racing and Pari-mutuel Operations.    Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with Wheeling Downs, which is located approximately 40 miles south of Mountaineer; Thistledown and Northfield Park, which are both located approximately 85 miles to the northwest of Mountaineer in Cleveland, Ohio; and The Meadows Racetrack & Casino, located approximately 50 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Downs conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both Thistledown and Northfield Park conduct pari-mutuel horse racing but neither conducts video lottery gaming, at this time. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer would also compete for pari-mutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks and off-track wagering facilities in Pennsylvania and Ohio, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

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

        On November 3, 2009, Ohio voters adopted a constitutional amendment (the "Constitutional Amendment") that permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will increase competition at both Mountaineer and Presque Isle Downs commencing approximately in mid-2012. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. In addition, in June 2011, the Governor of Ohio authorized the implementation of VLT gaming at Ohio's existing racetracks, including Scioto Downs.

        During the fourth quarter of 2011, approximately 76% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 46% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. As a result, we expect that future gaming operations at the downtown Cleveland casino and at the racetracks at both Thistledown and Northfield Park (which are both located in the Cleveland area) will significantly compete with gaming operations at Mountaineer and Presque Isle Downs. While we believe that the approval of VLT gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that gaming activity at the planned Ohio casinos and racinos, may negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material. Although we intend to be proactive in our efforts to mitigate the effects of such competition, including completing our efforts to introduce gaming at Scioto Downs by mid-2012, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs, casino gaming permitted pursuant to the Constitutional Amendment and VLT gaming at racetracks in Ohio may materially and adversely affect our results of operations and consequently our ability to obtain financing, to pay the license fees and otherwise make necessary investments at Scioto Downs to permit VLT gaming and comply with the conditions to licensing.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio will create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer.

Although conditionally licensed, VLT operations at Scioto Downs may be impacted by pending legal challenges and legislation.

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks. The Governor authorized and the legislature ratified that each of Ohio's seven racetracks, including Scioto Downs, will be permitted to apply for 3 year renewable VLT licenses at a cost of $50.0 million each, which would be paid $10.0 million at the time of application, $15.0 million when the machines begin operating, and $25.0 million one year later. For the first ten years, we expect such VLT licenses to be granted only to the seven existing racetracks. The VLT authorization provides that the commission applicable to VLT operations at racetracks will be 66.5% of all VLT gross sales revenue and that the racetracks would be required to invest at least $150.0 million in facilities within three years following licensure, including the cost of VLT machines, with a maximum credit of $25.0 million for the value of existing facilities and land. It is our belief that the authorization may further provide that a racetrack may not operate until such racetrack reaches an agreement that is acceptable to the horse racing industry with respect to funds to benefit the horse racing industry. In addition, the authorization provides that racetracks must open their facilities within three years of being licensed.

        In addition, the conditions applicable to VLTs at Ohio racetracks require significant investment in license fees and development of gaming facilities and the State of Ohio is expected to retain 33.5% of the net revenues from VLTs. Accordingly, even if we open and operate VLT's at Scioto Downs, we cannot assure you that the revenues generated from VLT gaming at Scioto Downs will yield an adequate return on our investment or that we will be able to operate VLTs at Scioto Downs profitably because of the significant investment required and the retention of revenues by the State of Ohio.

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economical benefit data that may be requested has not yet been determined. However, in order to operate VLTs at the racetracks we believe we may need to reach an agreement with the horse racing industry on funds to benefit the industry. We are also under the belief that the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. On December 6, 2011, additional legislation was introduced that seeks to make changes to the law regarding guidelines for statewide education management system, horse racing, VLTs and casino gaming. As it relates to horseracing and VLTs, the proposed legislation establishes a minimum number of racing days and requires simulcast programs; refines the procedures for licensing by the state lottery commission of lottery technology providers, testing laboratories and gaming employees; and stipulates that certain propriety information provided by the applicants for a VLT-related license are confidential and not subject to disclosure.

        In addition, VLT operations at racetracks are the subject of litigation seeking to prevent such gaming activities, which could delay or potentially halt commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The plaintiffs filed their response on January 23, 2012, and oral arguments have not been scheduled. The Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 2012. See "Legal Proceedings" which is included elsewhere in this report. Due to the lawsuit and other risk factors described herein, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will commence on the terms described above or of the timing of commencement of operations of VLTs at racetracks in Ohio, including Scioto Downs.

Our business may be materially and adversely affected by recession or economic downturn; the seasonal nature of our business could also materially and adversely affect our cash flows.

        Our primary business involves leisure and entertainment. The economic health of the leisure and entertainment industry is affected by a number of factors that are beyond our control, including: (1) general economic conditions and economic conditions specific to our primary markets; (2) levels of disposable income of patrons; (3) increased energy costs in the United States, including transportation costs resulting in decreased travel by patrons; (4) local conditions in key gaming markets, including seasonal and weather-related factors; (5) increases in gaming and racing taxes or fees; (6) competitive conditions in the gaming, leisure and entertainment industry and in particular markets, including the effect of such conditions on the pricing of our products; and (7) the relative popularity of entertainment alternatives to gaming and racing that compete for the leisure dollar. Any of these factors could materially adversely impact the leisure and entertainment industry generally, and as a result, our business, financial condition and results of operations.

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

        If current laws are modified, or if additional laws or regulations are adopted, there could be a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Other laws, such as smoking bans, do not specifically restrict gaming operations but, as a practical matter, make gaming facilities less attractive to gaming patrons and can result in substantially reduced revenues. Restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our business, financial condition and results operations.

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

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2012. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2012, and a proceeds agreement until April 14, 2013. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. With respect to the horsemen at

Scioto Downs, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the respective Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia we will not be permitted to operate our slot machines and table games (including if we do not have in place the required proceeds agreement with the Mountaineer pari-mutuel clerks union) and in Pennsylvania we will not be permitted to operate our slot machines and table games. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

We are required to schedule a minimum number of live racing days in West Virginia and Pennsylvania.

        All of the states in which we conduct live racing impose requirements with respect to the minimum number of live race dates annually. The gaming laws and regulations of West Virginia and Pennsylvania, the states in which our racetracks operate slot machines and casino table games, likewise impose conditions on gaming operations for the satisfaction of live racing requirements. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control, as well as our agreements with the horsemen's associations that represent the owners and trainers who race at our tracks. If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. In addition, the failure to meet the required minimum number of days at Presque Isle Downs would result in immediate suspension of the slot machine license. If we were unable to offer simulcast racing or slot machine gaming at Mountaineer or slot machine gaming at Presque Isle Downs, this would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments. In addition, in Ohio a pending agreement with the horsemen and/or proposed legislation may impose minimum racing day requirements which may be reduced by agreement between the racetrack operator and the horsemen.

Our gaming operations are dependent on our linkage of slot machines to state central systems.

        Our gaming operations at Mountaineer and Presque Isle Downs are dependent on our linkage to the states' central systems; and we expect a similar central system will be in place in Ohio for Scioto Downs' VLT gaming operations. Our equipment is connected to these central systems by telephone lines. The central systems track all gaming activity. If the operation of the central systems were disrupted for any reason, including disruption of telephone service, we believe that the states would suspend all gaming operations within the states until normal operation of the systems was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

        On January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales. The construction of the VLT facility at Scioto Downs commenced in December 2011. We cannot be sure that the cost of construction of the planned facility at Scioto Downs will not exceed our estimate of the cost of contracts for development or construction of any portion of planned expansion or cash on hand or financing necessary to pay the costs of the planned expansion. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases, any of which can give rise to delays or cost overruns, which may be significant. Design, planning, construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of our planned expansion at Scioto Downs or otherwise adversely affect the project's planned design and features.

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

We depend on our key personnel.

        We are highly dependent on the services of Jeffrey J. Dahl, our President and Chief Executive Officer, and other named executive officers and key employees. We have entered into an employment agreement with Mr. Dahl, which will expire on January 10, 2014. We have also entered into employment agreements with certain other officers and key managers. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several liability on, a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from its property. The presence of, or failure to remediate properly, such materials may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a facility may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third party sites when the owner sent wastes for disposal or treatment.

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

        On August 1, 2011, after receiving the required consents of the holders of our $125 million in the aggregate principal amount of 9% Senior Subordinated Notes (the "2012 Notes") and our $260 million in the aggregate principal amount of 12.625% Senior Secured Notes (the "2014 Notes") to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. Substantially concurrently with the closing of the offering, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts have been drawn under the Credit Facility.

        As a result of this refinancing transaction, as of December 31, 2011, after giving effect to the issuance of Notes and the use of proceeds thereof, we had $565.0 million of indebtedness outstanding and $20.0 million of unused commitments under the Credit Facility. Our substantial indebtedness could have important consequences. For example, it could:

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

        In addition, we and our future subsidiaries may be able to incur substantially more debt in the future. Although our Credit Facility and the Indenture governing the Notes contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the Indenture will permit us to incur additional indebtedness, including additional secured indebtedness. Such additional indebtedness may intensify the risks we face as a result of our substantial indebtedness and, to the extent such indebtedness is secured, could negatively impact the ability of the holders of Notes to realize the proceeds of collateral distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or similar proceedings.

Our Credit Facility and the Indenture governing the Notes contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

        Our Credit Facility and the Indenture governing the Notes impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        The following describes our principal real properties as of March 1, 2012:

        The Mountaineer Casino, Racetrack & Resort.    We own approximately 1,730 acres of land in Chester, Hancock County, West Virginia, of which the resort occupies approximately 213 acres and the Woodview Golf Course occupies approximately 163 acres. The property also includes a one-mile all weather, lighted thoroughbred racetrack and an enclosed grandstand, clubhouse and related facilities for the horses, jockeys and trainers. Included in the 1,730 acres of land is approximately 1,350 acres of land that are considered non-operating real properties that we intend to sell.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,707 acres, for a total of approximately $2.1 million, of which $1.8 million was paid initially and the remaining $0.3 million was paid upon the release of certain liens on that property. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake.

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

        Scioto Downs Casino & Racetrack.    Scioto Downs owns approximately 208 acres of land in Columbus, Ohio that serves as the site for the harness racetrack. In addition to the racetrack, there is parking, a grandstand, clubhouse and dining facilities, as well as barns and stables.

        Substantially all of our assets are pledged to secure the debt evidenced by the Senior Secured Second Lien Notes and the Credit Agreement by and among us, our operating subsidiaries and JPMorgan Chase Bank, N.A. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Sources of Capital" which is included elsewhere in this report.

ITEM 3.    LEGAL PROCEEDINGS.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio. Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators-Plaintiffs in this case, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions that were filed by the Ohio Attorney General as well as Scioto Downs, Inc. were deemed filed as of February 20, 2012 and are scheduled to be heard on April 5, 2012.

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. On October 1, 2009, the Greater Erie Industrial Development Corporation, as plaintiff ("GEIDC") initiated legal action against Presque Isle Downs, Inc. alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale of industrial land from Presque Isle Downs on October 11, 2005. The GEIDC's Motion for Summary Judgment was granted on December 14, 2011, and entered on December 20, 2011 in the amount of $706,000. Presque Isle Downs timely filed its appeal January 13, 2012. Oral arguments should be scheduled before September 30, 2012.

        Edson R. Arneault and Gregory J. Rubino v. Individual Members and Employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., et al; Case No. 2:05-mc-02025; United States District Court for the Western District of Pennsylvania.    On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (collectively, the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. Additionally, the MTR Defendants have submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "MNTG". On March 12, 2012, the NASDAQ Official Closing Price for our common stock was $4.87. As of March 12, 2012, there were of record 790 holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2010 and 2011, and for the period of January 1, 2012 through March 12, 2012. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2010:
First Quarter	2.15	1.26
Second Quarter	2.25	1.30
Third Quarter	2.41	1.54
Fourth Quarter	2.16	1.52
Year Ended December 31, 2011:
First Quarter	2.83	1.98
Second Quarter	3.24	2.31
Third Quarter	3.19	1.85
Fourth Quarter	2.05	1.30
Year Ending December 31, 2012:
First Quarter (January 1, 2012 through March 12, 2012)	4.87	1.86

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. As of March 12, 2012, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2011, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,319,669	$4.43	2,163,875
Equity compensation plans not approved by security holders	25,000	$15.00	86,500

Total	1,344,669		2,250,375

        The Company previously maintained a 2000 Employee Stock Incentive Plan, a 2001 Employee Stock Incentive Plan, a 2002 Employee Stock Incentive Plan, a 2004 Employee Stock Incentive Plan, a 2005 Employee Stock Incentive Plan and a 2007 Employee Stock Incentive Plan (collectively, the "Prior Plans"). During 2010, the stockholders approved and the Company implemented, the 2010 Long-Term Incentive Plan (the "2010 Plan") so that it had a single vehicle for granting long-term incentive awards going forward, and to have the ability to grant certain forms of incentive awards previously not available under the Prior Plans. While the 2010 Plan replaced the Prior Plans as the means pursuant to which we grant long-term incentive awards to executive officers, certain key employees and non-employee directors, awards granted under the Prior Plans will remain in place subject to the terms and conditions of the Prior Plans.

        The Company's equity compensation plans that were not approved by security holders (as no such approval was required) consist of (i) grants of non-qualified stock options ("NQSOs") as inducement for initial employment by the Company or its subsidiaries; (ii) grants of NQSOs to non-executive employees; and (iii) NQSOs granted under our previous 2001 Employee Stock Incentive Plan or available for grant under our previous 2002 Employee Stock Incentive Plan, both of which are "broad-based plans" as defined by the NASDAQ Market Place Rules (i.e., ones in which not more than half of the options/shares may be awarded to officers and directors). In the case of all such plans, the exercise price of options must be not less than fair market value of the common stock on the date of grant. Options granted under the plans may be for terms of up to ten years. The 2001 and 2002 Employee Stock Incentive Plans were administered by the board or a committee of the board consisting of not fewer than two non-employee directors. Repricing under the 2001 Employee Stock Incentive Plan is limited to 10% of the number of options then outstanding thereunder; repricing under the 2002 Employee Stock Incentive Plan is prohibited.

        On January 10, 2011, we granted, pursuant to the execution of an employment agreement with our President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock, one-third of which vested and became exercisable on the date of grant, and the remaining two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each of the applicable vesting dates.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock; (ii) a total of 113,600 restricted stock units ("RSUs"); and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the

Company's 2010 Long-Term Incentive Plan (the "2010 Plan"). The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The performance award levels were achieved for 2011, and the awards earned will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the Company's common stock; (ii) a total of 15,600 RSUs; and (iii) a cash-based performance award totaling $100,000 to an executive officer under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The performance award levels were achieved for 2011, and the awards earned will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On August 12, 2011, pursuant to the 2010 Plan and approved by the Compensation Committee of the Board of Directors, each of the Company's six non-employee directors were granted 19,500 RSUs. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        On January 27, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 354,900 shares of the Company's common stock; (ii) a total of 118,200 RSUs; and (iii) cash-based performance awards totaling $637,500 to executive officers and certain key employees under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or

(ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2012. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7999—Amusement and Recreational Services) for the past five years since December 31, 2006. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

 COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

	Year Ended
Index Description	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
MTR GAMING GROUP, INC.	$100.00	$55.56	$13.75	$10.64	$16.61	$15.30
NASDAQ MARKET INDEX	100.00	110.55	66.30	96.34	113.70	112.76
SIC CODE INDEX(1)	100.00	146.56	82.77	134.58	163.79	164.80

(1)
The peer group includes, but is not limited to, the following companies: American Vantage Companies, Century Casinos, Inc., Dover Downs Gaming & Entertainment, Inc., Dover Motorsports, Inc., Florida Gaming Corporation, GameTech International, Inc., Gaming Partners International Corporation, Gate to Wire Solutions, Inc., Global Casinos, Inc., Great Canadian Gaming Corporation, Lakes Entertainment, Inc., Littlefield Corporation, Nevada Gold & Casinos, Inc., and Tix Corporation.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth summary consolidated financial and other data as of and for each of the five years ended December 31, 2011. The summary consolidated financial data have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(dollars in thousands, except per share amounts)

	Fiscal Years Ended December 31,
	2011	2010(1)	2009	2008	2007(2)(3)
Statement of Operations Data:
Revenues:
Gaming	$385,300	$382,514	$400,583	$418,055	$370,956
Pari-mutuel commissions	10,206	11,181	12,806	14,454	13,321
Food, beverage and lodging	32,617	32,265	31,973	35,963	29,421
Other	11,058	8,737	8,764	10,300	8,088

Total revenues	439,181	434,697	454,126	478,772	421,786
Less promotional allowances	(11,095)	(9,806)	(9,971)	(7,921)	(5,968)

Net revenues	428,086	424,891	444,155	470,851	415,818

Operating income(4)	47,572	47,759	22,847	38,234	26,934

Loss from continuing operations(5)	(51,153)	(4,963)	(23,698)	(4,386)	(5,490)
(Loss) income from discontinued operations(6)(7)	788	(153)	1,160	(13,325)	(5,869)

Net loss	$(50,365)	$(5,116)	$(22,538)	$(17,711)	$(11,359)

Loss per share from continuing operations:
Basic	$(1.84)	$(0.18)	$(0.86)	$(0.16)	$(0.20)
Diluted	$(1.84)	$(0.18)	$(0.86)	$(0.16)	$(0.20)
Balance Sheet Data:
Cash and cash equivalents	$85,585	$53,820	$44,755	$29,011	$31,045
Working capital (deficit)	45,237	28,824	26,281	407	(1,651)
Current assets	102,392	70,512	72,160	71,095	59,940
Current liabilities	57,155	41,688	45,879	70,688	61,591
Total assets	640,871	493,509	503,013	527,710	611,320
Long-term obligations (current portion)	—	1,255	6,618	20,498	11,008
Long-term obligations (net of current portion)	548,933	376,830	375,885	357,112	420,520
Total liabilities	622,544	425,274	429,740	432,107	498,868
Total stockholders' equity	18,327	68,235	73,273	95,603	112,147

(1)
Presque Isle Downs commenced table gaming on July 8, 2010.

(2)
Mountaineer commenced poker on October 19, 2007 and table gaming on December 20, 2007.

(3)
Presque Isle Downs commenced slot operations on February 28, 2007 and live racing operations on September 1, 2007.

(4)
Operating income for 2011 includes (i) a lease bonus payment of $2.1 million related to the lease of mineral rights on land parcels that Mountaineer controls or holds the mineral rights; (ii) project-opening costs of $0.2 million related to Presque Isle Downs and Scioto Downs; (iii) impairment losses in the aggregate amount of $0.7 million related to non-operating real properties; and (iv) other regulatory gaming assessment costs of $5.9 million related to Presque Isle Downs (See "Management's discussion and analysis of financial condition and results of operations" which is included elsewhere in this report).

  Operating income for 2010 includes (i) project-opening costs of $1.4 million related to Presque Isle Downs which commenced table gaming on July 8, 2010; (ii) other regulatory gaming assessment costs of $0.8 million related to Presque Isle Downs (See "Management's discussion and analysis of financial condition and results of operations" which is included elsewhere in this report) and (iii) strategic costs of $0.5 million associated with lobbying and gaming efforts in Ohio.

  Operating income for 2009 includes (i) impairment losses in the aggregate amount of $10.4 million related to non-operating real properties and $1.5 million that fully impaired the goodwill for Mountaineer; (ii) strategic costs of $9.8 million associated with lobbying and gaming efforts in Ohio; and (iii) a charge of $1.6 million related to a legal settlement with a former Chairman, President and Chief Executive Officer.

  Operating income for 2008 includes (i) a loss on disposal of property of $2.1 million associated with the corporate residence and associated real property and furnishings that was conveyed to a former Chairman, President and Chief Executive Officer on May 1, 2009; and (ii) a $1.5 million loss on the disposal of certain equipment components of Presque Isle Downs' surveillance system that were defective and malfunctioning.

  Operating income for 2007 includes (i) project-opening costs of $3.0 million related to Presque Isle Downs, which opened on February 28, 2007; and (ii) project-opening costs of $2.6 million related to Mountaineer which commenced poker and table gaming in the fourth quarter of 2007.

(5)
Loss from continuing operations for 2011 includes (i) a loss on debt extinguishment in the aggregate amount of $34.4 million resulting from the write-offs of deferred financing fees and original issue discount and the payment of tender and redemption fees to the holders of our repurchased $260 million 12.625% Senior Secured Notes and our repurchased $125 million 9% Senior Subordinated Notes (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report); and (ii) an income tax valuation allowance of $3.9 million that was provided in excess of the Company's deferred tax benefits.

Loss from continuing operations for 2009 includes (i) a loss on debt modification in the aggregate amount of $1.8 million resulting from the write-offs of deferred financing fees; and (ii) a loss on debt extinguishment of $1.3 million resulting from the write-off of deferred financing fees and payment of consent fees to the holders of our repurchased $130 million 9.75% Senior Unsecured Notes (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

Loss from continuing operations for 2008 includes a loss on debt modification in the aggregate amount of $3.8 million resulting from the write-offs of deferred financing fees.

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

(7)
Loss from discontinued operations for 2011 includes $867,000 received as a settlement payment relating to the sale of Binion's.

Loss from discontinued operations for 2008 includes (i) an impairment loss of $8.7 million related to our investment in North Metro Harness Initiative, LLC (for which it could not be determined until 2009 that a $2.9 million tax benefit could be realized); and (ii) an impairment loss of $2.6 million ($2.1 million net of tax) related to our investment in Jackson Trotting Association, LLC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis, including the critical accounting policies contained herein, should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this report.

        Our historical operating results may not be indicative of our future results of operations because of the factors discussed in "Business—Cautionary Statement Forward-Looking Information" which is included elsewhere in this report.

Overview

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. In 1996, we were renamed MTR Gaming Group, Inc and since 1998, we have operated only in the racing, gaming and entertainment businesses.

        Through our wholly-owned subsidiaries, we own and operate Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"); Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"); and Scioto Downs Casino & Racetrack in Columbus, Ohio ("Scioto Downs"). We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        Mountaineer currently operates approximately 2,132 slot machines, 14 poker tables and 45 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing and on-site pari-mutuel wagering.

        Presque Isle Downs commenced operations on February 28, 2007 and commenced table gaming operations on July 8, 2010. The property currently operates approximately 2,070 slot machines, 44 casino table games and a nine-table poker room, which we began operating on October 3, 2011. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September with pari-mutuel wagering year-round.

        Scioto Downs currently conducts live harness horse racing with pari-mutuel wagering generally during the months of May through September. However, on January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales.

        The construction of the VLT facility at Scioto Downs commenced in December 2011 and is expected to take approximately nine months to complete. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with approximately 400 additional VLTs. Additionally, there will be a 300-seat buffet, a 100-seat casual dining restaurant, an 82-seat bar/lounge with high-tech sound and lights, and will offer a variety of entertainment options. The existing racetrack will also benefit from a variety of improvements.

        Discontinued operations include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The following tables set forth information concerning our results of operations by property for continuing operations.

	2011	2010
	(in thousands)
Net revenues—continuing operations:
Mountaineer Casino, Racetrack & Resort(1)	$224,103	$228,784
Presque Isle Downs & Casino(1)	201,148	193,005
Scioto Downs Casino & Racetrack	2,750	2,963
Corporate	85	139

Consolidated net revenues	$428,086	$424,891

(1)
Mountaineer's net revenues for 2011 include lease bonus payments of $2.1 million related to the lease of mineral rights on land parcels.

(2)
Presque Isle Downs commenced table gaming on July 8, 2010.

	2011	2010
	(in thousands)
Operating income (loss)—continuing operations:
Mountaineer Casino, Racetrack & Resort	$35,671	$34,996
Presque Isle Downs & Casino(1)(2)	23,423	25,740
Scioto Downs Casino & Racetrack	(2,243)	(2,018)
Corporate	(9,279)	(10,959)

Consolidated operating income(3)	$47,572	$47,759

(1)
Presque Isle Downs' operating income for 2011 includes other regulatory gaming assessment costs of $5.9 million.

(2)
Presque Isle Downs' operating income for 2010 includes table gaming operations which commenced July 8, 2010, project-opening costs of $1.4 million, and other regulatory gaming assessment costs of $0.8 million.

(3)
Consolidated operating income for 2011 includes asset impairment charges in the aggregate amount of $0.7 million as follows: Mountaineer—$0.2 million; Presque Isle Downs—$0.4 million; and Corporate—$0.1 million (as discussed below under the caption "Impairment Losses").

        The following table sets forth a reconciliation of income (loss) from continuing operations, a generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA from continuing operations, a non-GAAP measure, and income (loss) from discontinued operations, a GAAP financial measure, to Adjusted EBITDA from discontinued operations, a non-GAAP measure, for each of the years ended December 31, 2011 and 2010.

	2011	2010
	(in thousands)
Continuing Operations:
MTR Gaming Group, Inc. (consolidated)—continuing operations:
Loss from continuing operations	$(51,153)	$(4,963)
Interest expense, net of interest income and capitalized interest	60,014	54,083
Provision (benefit) for income taxes	4,347	(1,361)
Depreciation	27,939	28,733
Regulatory gaming assessments	5,925	800
Loss on disposal of property	470	75
Impairment loss	685	40
Loss on debt modification and extinguishment	34,364	—

Adjusted EBITDA from continuing operations	$82,591	$77,407

Mountaineer Casino, Racetrack & Resort:
Income from continuing operations	$35,653	$22,526
Interest expense, net of interest income	22	142
(Benefit) provision for income taxes	(4)	12,328
Depreciation	11,831	13,383
(Gain) loss on disposal of property	(257)	72
Impairment loss	204	—

Adjusted EBITDA from continuing operations	$47,449	$48,451

Presque Isle Downs & Casino:
Income from continuing operations	$19,491	$15,160
Interest expense, net of interest income	4	28
Provision for income taxes	3,927	10,553
Depreciation	15,292	14,503
Regulatory gaming assessments	5,925	800
Loss on disposal of property	727	3
Impairment loss	412	—

Adjusted EBITDA from continuing operations	$45,778	$41,047

Scioto Downs Casino & Racetrack:
Loss from continuing operations	$(2,164)	$(1,355)
(Capitalized interest) interest expense, net	(20)	70
Benefit for income taxes	—	(733)
Depreciation	767	801
Gain on debt modification and extinguishment	(59)	—

Adjusted EBITDA from continuing operations	$(1,476)	$(1,217)

Corporate:
Loss from continuing operations	$(104,133)	$(41,294)
Interest expense, net of interest income	60,008	53,843
Provision (benefit) for income taxes	424	(23,509)
Depreciation	49	46
Impairment loss	69	40
Loss on debt modification and extinguishment	34,423	—

Adjusted EBITDA from continuing operations	$(9,160)	$(10,874)

Discontinued operations:
Income (loss) discontinued operations	$788	$(153)
Interest (income) expense	(162)	3
Benefit for income taxes	—	(82)

Adjusted EBITDA from discontinued operations	$626	$(232)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, (gain) loss on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, loss (gain) on debt modification and extinguishment and equity in loss of unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) or income (loss) from operations as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes and debt principal repayments, which can be significant. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate it differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Mountaineer's Operating Results

        During the year ended December 31, 2011, Mountaineer's net revenues decreased by $4.7 million, or 2.1%, compared to the year ended December 31, 2010, primarily due to a $5.9 million decrease in gaming revenues. Net revenues earned from pari-mutuel commissions decreased by $0.6 million; however food, beverage and lodging revenues increased by $0.7 million and revenues from other sources increased by $2.0 million. Promotional allowances increased by $0.9 million. However, Mountaineer's overall operating margin increased to 15.9% in 2011 from 15.3% in 2010. During the second half of 2011, Mountaineer's operating results were not as severely affected by competition from gaming operations in Pennsylvania and weak economic conditions (as was the case in the first half of 2011). Specifically, Mountaineer experienced net revenue growth of 15.2% during the fourth quarter of 2011. Mountaineer's favorable results during the fourth quarter of 2011 were attributable to a change in Mountaineer's marketing approach, utilizing the entire availability of free play more effectively and providing consistent promotional offerings. In addition, the area's winter weather in late-2011 was milder than in 2010, thus enabling patrons to visit the property on a more consistent basis than in the previous year.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,707 acres, for a total of approximately $2.1 million, of which $1.8 million was paid initially and the remaining $0.3 million was paid upon the release of certain liens on that property. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. The lease bonus payments were included in other revenues in our consolidated statement of operations during 2011, and any future royalty payments will be recognized in our consolidated statement of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        Significant factors contributing to Mountaineer's 2011 operating results were:

  •
  an overall decrease in compensation and benefits costs of $1.4 million;

  •
  a decrease in advertising costs of $0.9 million, offset by an increase in marketing promotions of $0.4 million;

  •
  an overall decrease in other operating costs of $0.4 million due to an efficient control of costs; and

  •
  the receipt of $2.1 million of mineral rights lease bonus payments associated with the lease of mineral rights underlying certain of Mountaineer's land holdings (as discussed above).

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during 2011 decreased by $5.9 million, or 2.9%, to $196.8 million compared to $202.7 million in 2010; and gross profit decreased by $2.7 million, or 3.4%. The decline in the gross profit margin resulted primarily from the 2.9% decrease in total gaming revenue with only a 2.6% decrease in operating costs. Revenues from slot operations increased by $0.4 million to $165.6 million in 2011 compared to $165.2 million in 2010, and poker and table gaming revenue decreased by $6.3 million, generating revenues of $2.5 million and $28.7 million, respectively, in 2011 compared to $3.9 million and $33.6 million, respectively, in 2010.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	2011	2010
Slots:
Total gross wagers	$2,051,242,000	$2,082,335,000
Less winning patron payouts	(1,885,215,000)	(1,917,100,000)

Gaming revenues (slot net win)	$166,027,000	$165,235,000
Average daily net win per slot machine	$186	$163
Hold percentage	8.1%	7.9%
Average number of slot machines	2,441	2,779
Tables:
Total table drop	$146,450,000	$190,349,000
Average daily net win per table game	$1,675	$1,533
Hold percentage	19.6%	17.6%
Average number of tables	47	60
Poker:
Average daily poker rake per table	$303	$362
Average number of tables	23	30

        We attribute the increase in slot revenue for the year ended December 31, 2011 primarily to the favorable slot operating results in the fourth quarter of 2011 when slot revenues increased by 15.1% over the prior year quarter. Competitive pressures from Pennsylvania casinos were mitigated in part due to a change in Mountaineer's marketing approach, utilizing the entire availability of free play more effectively and providing consistent promotional offerings. The marketing approach, coupled with milder winter weather in late-2011, brought patrons to the property on a more consistent basis than in the previous year.

        Even though Mountaineer's operating results were not as severely affected by competition from gaming operations in Pennsylvania and general economic conditions in the latter part of 2011, we expect that competitive pressures are likely to continue to impact slot gaming at Mountaineer in the foreseeable future.

        Management attributes the decrease in table gaming and poker revenue primarily to the commencement of table games at Pennsylvania casinos on July 8, 2010, which caused an increase in competitive pressures from The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, and The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 50 miles southeast of

Mountaineer, and to a lesser extent, Presque Isle Downs. Management expects that these competitive pressures are likely to continue to impact table gaming and poker revenue at Mountaineer in 2012.

        In addition, on November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately mid-2012. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. Furthermore in June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks, including Scioto Downs. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park (which are both also located in the Cleveland area) will create significant new competition at Mountaineer, which may negatively impact our results of operations at Mountaineer and that such negative impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs.

        Gaming taxes and assessments as a percentage of slot revenues for both 2011 and 2010 were 55.4%. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million. Therefore, the effective tax rates on poker and table gaming revenues were 43.0% in 2011 and 41.7% in 2010, respectively, as a result of decreased table gaming revenue. Overall, gaming taxes and assessments decreased by $2.0 million during 2011 compared to 2010 as a result of the overall decrease in gaming revenues. Additionally, gaming compensation and benefits costs decreased by $1.0 million during 2011 compared to 2010.

        On July 1, 2011, West Virginia legislation was passed that removes the $5 maximum bet limit on slot machines and allows the slot machines to accept $50 and $100 bills. We believe that these changes allow Mountaineer to compete more effectively with gaming operations in Pennsylvania which do not have these restrictions that previously existed in West Virginia.

        As part of our overall marketing strategy, Mountaineer increased its offering of credit to qualified patrons as a means of further enhancing both slot and table gaming revenue at Mountaineer. We also focused our marketing efforts on our existing 760,000 member customer database and capitalize on our spa, golf and hotel amenities at Mountaineer in order to attract repeat visitors. Furthermore, we have undertaken several strategic initiatives that we believe will allow us to continue the progress we have made. First, we are preparing to launch an improved loyalty program that is the first step in producing an integrated and coordinated players club between all of our properties. Secondly, we are launching an affiliation program with other entertainment and gaming destinations to provide our loyal customers with additional opportunities to benefit from their play at our facilities. We have reached an agreement with the Cosmopolitan Hotel in Las Vegas which gives our customers special access to that facility. These are just the first steps in a process that will provide a multitude of options to reward our loyal customers.

        Mountaineer offers its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Beginning in the fourth quarter of 2010, the maximum percentage of allowable promotional credits to be redeemed increased from 2% to 2 1/2% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer is assessed gaming taxes and assessments on the amount of the excess. During 2011 and 2010, Mountaineer's patrons redeemed promotional credits of $48.0 million and $42.5 million, respectively. Effective on January 1, 2012 and through June 30, 2012 the maximum percentage of allowable promotional credits to be redeemed increased to 2 3/4% of credits played during the preceding calendar year.

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

	2011	2010
	(in thousands)
Import simulcast racing pari-mutuel handle	$9,503	$11,063
Live racing pari-mutuel handle	4,864	5,745
Less patrons' winning tickets	(11,324)	(13,233)

	3,043	3,575
Revenues—export simulcast	8,175	8,798

	11,218	12,373
Less:
State and county pari-mutuel tax	(404)	(408)
Purses and Horsemen's Association	(4,840)	(5,371)

Revenues—pari-mutuel commissions	$5,974	$6,594

        Overall, Mountaineer's pari-mutuel commissions decreased by 9.4% during 2011 compared to 2010. Beginning in 2010, Mountaineer ceased live racing during the winter months of January and February. Mountaineer's live race meet was 210 days during both 2011 and 2010. The decrease in import simulcast handle, as well as export simulcast, was due to a decline in on-track and off-track wagering, which is consistent with the national average decline in wagering of 5.7% during 2011 compared 2010, as reported by Equibase Company. We expect these declines to continue during 2012.

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,300 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during 2011 were $21.1 million, which increased by $0.7 million, or 3.8%, compared to 2010; however the gross profit from these operations only increased by 1.9% due to increased operating expenses. As a result, the gross profit margin decreased to 32.3% in 2011 from 32.9% in 2010. The increase in revenues was reflective of the increase in patron traffic and the decrease in gross profit margin was a result of a 2% increase in food costs.

        The average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary rooms provided to gaming patrons) decreased to $69.83 during 2011 from $77.38 during 2010. The ADR (inclusive of complimentary rooms) decreased to $50.04 from $54.67 during the respective periods; however, the average occupancy rate increased to 87.7% in 2011 from 82.9% in 2010. During 2011, RevPAR (or revenue per available room) was $44.10 compared to $45.31 during 2010. The decrease in daily room rates and increase in occupancy primarily reflected a shift in marketing strategies to market the hotel to gaming patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the spa, fitness center, retail outlets, valet parking and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special entertainment events at The Harv and the convention center. During 2011, Mountaineer's earned revenues from other operations increased by $2.0 million during 2011; and operating expenses decreased by $0.1 million during the same periods. The increase in revenues was primarily derived from lease bonus payments aggregating approximately $2.1 million associated with the lease of mineral rights underlying certain of Mountaineer's land holdings, as discussed above.

Presque Isle Downs' Operating Results

        Presque Isle Downs commenced table gaming operations on July 8, 2010, and opened a nine-table poker room on October 3, 2011. During the year ended December 31, 2011, Presque Isle Downs' net revenues increased by $8.1 million, or 4.2%, compared to the year ended December 31, 2010, primary due to an increase in incremental table gaming and poker revenue of $10.6 million and $0.5 million, respectively, offset by a decrease in slot revenues of $2.5 million. Revenues from other sources, including pari-mutuel commissions and food and beverage, decreased by $0.1 million compared to the prior year. Also, as a result of table gaming operations, promotional allowances increased by $0.4 million. Presque Isle Downs' operating margin increased to 15.2% in 2011 (exclusive of a $0.4 million impairment loss, a $0.7 million litigation accrual and a $5.9 million charge for other regulatory gaming assessment costs) from 14.5% in 2010 (exclusive of project-opening costs of $1.4 million and other regulatory gaming assessment costs of $0.8 million) due primarily to increased revenues, operational efficiencies and the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' 2011 operating results were:

  •
  the fluctuations in net revenues and operating margins (as discussed above);

  •
  a charge of $5.9 million during 2011 representing the property's estimated total obligation associated with the estimated proportionate assessment of amounts due under an administrative order executed by the Pennsylvania Gaming Control Board on July 11, 2011 (as discussed below); and

  •
  the overall increase in compensation and benefits of $3.0 million during 2011 compared to 2010, primarily as a result of the implementation of table games and poker; offset by

  •
  the absence of project-opening costs of $1.4 million during 2010 related to the implementation of table gaming operations.

        Gaming Operations.    Revenues from gaming operations during 2011 increased by $8.6 million, or 4.8%, to $188.4 million compared to $179.8 million in 2010; and the gross profit margin (exclusive of $5.9 million and $0.8 million of other regulatory gaming assessments in 2011 and 2010, respectively) increased to 38.1% in 2011 compared to 36.8% in 2010. Revenues from slot operations decreased by $2.5 million to $167.4 million in 2011 compared to $169.9 million in 2010, and poker and table gaming revenue increased by $11.2 million, generating revenues of $20.4 million and $0.5 million in 2011.

        The decrease in slot revenues is primarily due to road construction and traffic delays on each of the casino's primary feeder highways during 2011, as well as increased competitive pressures from casinos in western Pennsylvania and western New York; however these factors were mitigated during the fourth quarter of 2011 as a result of milder winter weather conditions in late-2011 compared to the previous. The increase in the gross profit margin is attributed to operational efficiencies.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	2011	2010
Slots:
Total gross wagers	$2,220,701,000	$2,262,614,000
Less winning patron payouts	(2,053,252,000)	(2,092,227,000)

Gaming revenues (slot net win)	$167,449,000	$170,387,000
Average daily net win per slot machine	$223	$234
Hold percentage	7.5%	7.5%
Average number of slot machines	2,057	1,997
Tables:
Total table drop	$107,602,000	$56,193,000
Average daily net win per table game	$1,245	$1,157
Hold percentage	19.0%	17.5%
Average number of tables	45	48
Poker:
Average daily poker rake per table	$169	N/A
Average number of tables	9	N/A

        Presque Isle Downs' slot gaming taxes and assessments approximated 60.5% of slot revenues during 2011 compared to 60.7% during 2010, while its table gaming taxes and assessments were 17.5% of table gaming revenues during both 2011 and 2010. Even though gaming revenues increased by $8.6 million, gaming taxes and assessments (excluding the $5.9 million charge for other regulatory gaming assessment costs) only increased overall by $0.2 million to $105.0 million compared to 2010. This slight increase resulted from the $11.2 million increase in table gaming revenue offset by the $2.5 million decrease in slot revenue, which has a much higher tax rate. The effective tax rate on table game revenues will decrease by 2% upon the completion of two years of operations (or on July 8, 2012). In addition, gaming compensation and benefits increased by $3.0 million during 2011, which was almost entirely related to table gaming.

        In addition, Presque Isle Downs opened a nine-table poker room on October 3, 2011. Total development costs, including renovation, equipment and project-opening costs, were in the aggregate $0.6 million. We believe the poker room will contribute to Presque Isle Downs' offerings as a full service casino facility.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For the $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million, or 6%, and will be paid quarterly over a ten-year period. For the $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, or 5%.

        The estimated total obligation in the aggregate amount of approximately $5.9 million has been included in our accompanying consolidated statement of operations as "Regulatory Gaming Assessments" for the year ended December 31, 2011. The recorded estimate will be subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing in approximately mid-2012. Each casino may have up to 5,000 VLTs as well as any other casino games authorized in any state that borders Ohio. Furthermore in June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks, including Scioto Downs. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park (which are both also located in the Cleveland area) will create significant new competition at Presque Isle Downs, which may negatively impact our results of operations at Presque Isle Downs and that such negative impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce costs.

        During 2010, we began offering credit to Presque Isle Downs' table gaming customers. Furthermore, in late-2010, Pennsylvania's casinos were granted the ability to offer credit to slot customers. Presque Isle Downs received final regulatory approval from the Pennsylvania Gaming Control Board and began to offer credit to slot customers. As part of our overall marketing strategy, we increased the use of credit for qualified patrons as a means of further enhancing gaming revenue at Presque Isle Downs. We also enhanced our marketing efforts at Presque Isle Downs through affinity programs and an improved player tracking system for our existing 588,000 customers currently enrolled in our loyalty program in order to attract repeat visitors. Furthermore, we have undertaken several strategic initiatives that we believe will allow us to continue the progress we have made. First, we are preparing to launch an improved loyalty program that is the first step in producing an integrated and coordinated players club between all of our properties. Secondly, we are launching an affiliation program with other entertainment and gaming destinations to provide our loyal customers with additional opportunities to benefit from their play at our facilities. We have reached an agreement with the Cosmopolitan Hotel in Las Vegas which gives our customers special access to that facility. These are just the first steps in a process that will provide a multitude of options to reward our loyal customers.

        Pari-mutuel Commissions.    During 2011, revenues from pari-mutuel commissions decreased by $0.2 million to $2.5 million compared to 2010; and operating expenses remained consistent at $3.6 million during the respective periods.

        Live racing at Presque Isle Downs commenced on May 17, 2011 and ended on October 1, 2011, operating live racing on 100 days. The decrease in revenues during 2011 is related primarily to the decrease in the live and import simulcast racing handle which were $3.4 million and $8.4 million in 2011, respectively, compared to $3.6 million and $9.8 million during 2010, respectively. The decrease in live and import simulcast handle was due to a decline in wagering, which is consistent with the national average decline in wagering of 5.7% during 2011 compared to 2010, as reported by Equibase Company. We expect these declines to continue during 2012. Currently, Presque Isle Downs simulcasts its live races to over 850 sites.

        Food and beverage operations.    Revenues from food and beverage operations during 2011 were $11.1 million, which decreased by $0.4 million, or 3.2%, compared to 2010, primarily due to a decrease in slot patron traffic; and operating expenses decreased by $0.2 million. As a result, the gross profit margin decreased to 18.5% in 2011 from 19.4% in 2010. The primary reason for the decrease was a 2% increase in food costs.

        Other operations.    Other operating revenues were primarily derived from operations of retail outlets and valet parking; from the sale of programs, admission fees, and lottery tickets; from ATM services and from special entertainment events. During 2011, Presque Isle Downs' earned revenues from other operations increased by $0.4 million, or 22.1%, compared to 2010. The increase in revenue was primarily due to an increase in ATM commissions in July 2010.

Scioto Downs' Operating Results

        Scioto Downs' net revenues decreased by $0.2 million and the operating loss increased by $0.2 million during the year ended December 31, 2011, compared to the year ended December 31, 2010. During 2011, Scioto Downs raced live for a total of 57 days, which commenced on May 13, 2011 and ended on September 11, 2011; and Scioto Downs operated simulcasting from May 8, 2011 through October 8, 2011. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet; and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The current agreement expires on December 31, 2012.

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

        Scioto Downs is one of seven racetracks in Ohio that are eligible to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. On January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales.

        The construction of the VLT facility at Scioto Downs commenced in December 2011 and is expected to take approximately nine months to complete. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with approximately 400 additional VLTs. Additionally, there will be a 300-seat buffet, a 100-seat casual dining restaurant, an 82-seat bar/lounge with high-tech sound and lights, and will offer a variety of entertainment options. The existing racetrack will also benefit from a variety of improvements. However, there can be no assurance as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control (See additional information regarding the future of VLT gaming at Scioto Downs discussed below under the caption "Liquidity and Sources of Capital—Commitments and Contingencies."

Corporate Operating Results

        During the year ended December 31, 2011, corporate general and administrative expenses were $9.2 million compared to $11.0 million during the year ended December 31, 2010. Significant factors contributing to the decrease in general and administrative expenses in 2011 were:

  •
  the absence of severance costs of $1.1 million during 2011 that related to the resignations of executives during the third quarter of 2010;

  •
  a decrease in salaries, bonuses and benefits of $0.5 million during 2011 compared to 2010; and

  •
  a decrease in legal, lobbying costs and other outside services of $0.9 million during 2011 compared to 2010 year; offset by

  •
  an increase in long-term incentive plan compensation in the amount of $0.6 million during 2011 compared to 2010.

Depreciation Expense

        Depreciation expense decreased by $0.8 million during 2011 compared to 2010. During 2011, depreciation expense related to Mountaineer decreased by $1.6 million compared to 2010 due to aging assets; however, depreciation expense at Presque Isle increased by $0.8 million compared to 2010 due to capital expenditures resulting from the implementation of table games in 2010. Total depreciation expense was $27.9 million during the year ended December 31, 2011.

Impairment Loss

        During both 2011 and 2010, we performed an evaluation to determine if our non-operating real properties were carried at the lower of the carrying value or fair value. The fair values were determined by independent appraisals and considered expected net cash flows including estimates of costs to sell. In connection with this assessment, the carrying value of certain assets exceeded their respective fair value. As a result, we adjusted the carrying value of certain non-operating real properties, recognizing impairment losses in the aggregate amount of $0.7 million, of which $0.2 million related to real property owned by Mountaineer, $0.4 million related to real property owned by Presque Isle Downs and $0.1 million related other owned real property. Based upon the results of the 2010 appraisals, no adjustments to the carrying value of non-operating real property were necessary for the year ended December 31, 2010.

        In addition, we performed the annual impairment tests of our other intangible assets as of December 31, 2011 and 2010, which were generally based on discounted cash flows and review of market data. For both 2011 and 2010, we determined that there was no impairment of other intangible assets based upon the results of the impairment evaluations (see additional information below under the caption "Critical Accounting Policies—Impairment of Long-Lived Assets and Other Intangible Assets").

Sale or Disposal of Property

        During the year ended December 31, 2011, we incurred a net loss on the on the sale or disposal of various equipment and non-operating real properties in the aggregate of $470,000 as follows:

  •
  Mountaineer completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $424,000, after closing costs. This transaction resulted in a gain on sale of approximately $196,000.

  •
  In relation to Presque Isle Downs' sale of the non-operating real property to the Greater Erie Industrial Development Corporation (the "GEIDC") in 2005, and the ruling in favor of the GEIDC by the Erie County Court of Common Pleas on December 14, 2011, we recorded the judgment of approximately $708,000 as an additional loss on sale of property (see additional information discussed below under the caption "Liquidity and Sources of Capital—Commitments and Contingencies").

  •
  We sold or disposed of various gaming and other equipment during 2011. In the aggregate, the sales of such equipment resulted in a net gain of approximately $42,000.

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

Interest

        The Company's net interest expense increased by $6.6 million during 2011 compared to 2010. The increase primarily relates to our additional borrowings outstanding as a result of the refinancing transaction that closed on August 1, 2011, as discussed below under the caption "Liquidity and Sources of Capital." As a result of the additional borrowings, we expect to incur incremental interest expense of approximately $18.4 million on an annual basis. However, we expect that amortization of deferred financing fees and original issue discount will decrease by approximately $2.8 million on an annual basis.

        In connection with the refinancing transaction, we expect our net interest expense, including amortization of deferred financing fees and original issue discount, to be approximately $69.0 million during 2012.

Loss on Debt Extinguishment

        During the third quarter of 2011, we incurred a loss on the extinguishment of debt in the aggregate amount of approximately $34.4 million as a result of the repurchase of our previously issued $125 million Senior Subordinated Notes and $260 million Senior Secured Notes on August 1, 2011 (as discussed below under the caption "Liquidity and Sources of Capital"). The loss reflects the write-off of the net unamortized deferred financing fees associated with the aforementioned notes, as well as with of our former credit facility, in the aggregate amount of $9.8 million, the write-off of net unamortized original issue discount related to our previously issued $260 million Senior Secured Notes in the amount of $7.4 million, and the payment of tender or redemption fees to the holders of the aforementioned notes in the aggregate amount of $17.2 million.

Income Taxes

        The income tax provision from continuing operations for the year ended December 31, 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the valuation allowance on the Company's deferred tax assets as discussed below. The income tax provision also includes interest expense related to uncertain tax positions and a tax assessment of $339,000, plus interest of $42,000 related to the settlement of the 2007 IRS examination.

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets), we expect to continue to provide for a full valuation allowance against all of our net federal and net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we recorded additional valuation allowances for the year ended December 31, 2011 in the aggregate amount of $3.9 million in excess of deferred tax benefits.

        For federal income tax purposes, we have approximately $0.5 million in alternative minimum tax credit carryforwards, approximately $60.1 million in net operating loss carryforwards, approximately $832,000 in capital loss carryforwards, and approximately $268,000 in other federal credit carryforwards at December 31, 2011. The net operating loss carryforwards begin to expire in 2020 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards (approximately $3.0 million) is limited as to the amount that can be utilized in each tax year by Section 382 of the

Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $35.0 million that begin to expire in 2024. We are no longer subject to federal and state income tax examinations for years before 2004.

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

Discontinued Operations

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

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years. Through December 31, 2011, TLC reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts. Subsequent to December 31, 2011, TLC reimbursed us approximately $867,000 as payment in full on the settlement plus interest. This amount is reflected as part of accounts receivable in the accompanying consolidated balance sheet at December 31, 2011, and as part of income from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2011.

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

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	2010	2009
Slots:
Total gross wagers	$2,082,335,000	$2,156,667,000
Less winning patron payouts	(1,917,100,000)	(1,967,778,000)

Gaming revenues (slot net win)	$165,235,000	$188,889,000
Average daily net win per slot machine	$163	$176
Hold percentage	7.9%	8.8%
Average number of slot machines	2,779	2,943
Tables:
Total table drop	$190,349,000	$214,862,000
Average daily net win per table game	$1,533	$1,758
Hold percentage	17.6%	18.2%
Average number of tables	60	61
Poker:
Average daily poker rake per table	$362	$424
Average number of tables	30	40

        Management attributes the decrease in slot revenue for the year ended December 31, 2010 primarily to increased competitive pressures and general economic conditions, as well as unusually severe weather conditions in February and December of 2010 (as compared to 2009). On August 9, 2009, The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, opened with slot machines and various food, beverage and entertainment venues. Additionally, The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 40 miles southeast of Mountaineer, opened its permanent casino on April 15, 2009, with slot machines and various food and beverage outlets. As of March 15, 2011, The Rivers Casino operated approximately 3,000 slot machines, 24 poker tables and 62 casino table games (with an additional 19 tables requested) and The Meadows Racetrack & Casino currently operated approximately 3,500 slot machines, 26 poker tables and 36 casino table games.

        Management attributes the decrease in table gaming and poker revenue primarily to the commencement of table games at Pennsylvania casinos on July 8, 2010, which caused an increase in competitive pressures from The Rivers Casino, The Meadows Racetrack & Casino and to a lesser extent, Presque Isle Downs.

        In addition, on November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately mid-2012, unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs.

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

        Through December 31, 2010, we converted 2,047 of our slot machines and the state's central monitoring system to accommodate free play. At this time, we do not intend to incur any additional costs to convert our remaining existing slot machines to accommodate free play. We believe the implementation of free play at Mountaineer will continue to enhance Mountaineer's competitive position by drawing new customers and driving increased play from our existing customers. During the years ended December 31, 2010 and 2009, our patrons redeemed promotional credits of $42.4 million and $11.0 million, respectively.

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

        Live racing and import simulcast may continue to be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer, as of March 15, 2011, simulcasted its live races to over 1,300 sites.

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

        Other operations.    Other operating revenues were primarily derived from operations of the Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at The Harv and the convention center. Mountaineer's earned revenues from other operations decreased by $0.5 million, or 7.4%, during 2010; and operating expenses decreased by a $0.9 million, or 16.3% compared to 2009. The decrease in revenue was primarily due to a decrease in entertainment and convention center revenues, and the decrease in operating costs was primarily due to a decrease in entertainment costs as well as other cost containment efforts.

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

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	2010	2009
Slots:
Total gross wagers	$2,262,614,000	$2,123,589,000
Less winning patron payouts	(2,092,656,000)	(1,957,216,000)

Gaming revenues (slot net win)	$169,958,000	$166,373,000
Average daily net win per slot machine	$233	$228
Hold percentage	7.5%	7.8%
Average number of slot machines	1,997	2,000
Tables:
Total table drop	$56,193,000	—
Average daily net win per table game	$1,157	—
Hold percentage	17.5%	—
Average number of tables	48	—

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

        On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing approximately in mid-2012 unless a temporary facility as currently being discussed opens earlier. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes maximizing benefits of table gaming operations at Presque Isle Downs, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce costs.

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

        In May 2009, the horsemen granted Presque Isle Downs approval to simulcast its live racing signal to advance deposit wagering sites. As a result, the export simulcast handle increased to $41.0 million during 2010 compared to $38.3 million during 2009. As of March 15, 2011, Presque Isle Downs simulcasted its live races to over 850 sites.

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

        In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet (generally May through September); and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The 2011 agreement expires on December 31, 2011. Live racing at Scioto Downs commenced on May 7, 2010 and ended on September 11, 2010.

        There have been no significant negative developments that would indicate that the valuation and related assumptions would not continue to indicate values that would at least support the carrying value of the other intangible assets as of December 31, 2010. As such, there is no impairment of the intangible asset at Scioto Downs as of December 31, 2010.

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

  •
  the absence of a 2009 legal settlement aggregating $1.6 million related to a former Chairman, President and Chief Executive Officer (See "Legal Proceedings" included elsewhere in this report);

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

        In addition, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2010 and 2009, which were generally based on discounted cash flows and review of market data. Accordingly, at December 31, 2009, as a result of the impact of anticipated increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer. For the year ended December 31, 2010, we determined that there was no impairment of goodwill or other intangible assets based upon the results of the impairment evaluations (see additional information above under the caption "Scioto Downs' Operating Results").

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

Cash Flows

        Net cash provided by operating activities approximated $39.7 million during 2011 compared to $42.3 million during 2010. Current year non-cash expenses included $33.4 million of depreciation and amortization, $34.4 million in write-offs of deferred financing and other fees resulting from the extinguishment of long-term debt, $5.9 million of other regulatory gaming assessments, and $0.7 million of impairment losses. In 2010, operating activities included depreciation and amortization of $35.3 million. Additionally, changes in operating assets and liabilities during 2011 resulted in a source of cash of approximately $10.3 million due primarily to an increase in accrued interest. During 2010, changes in operating assets and liabilities resulted in a source of cash of approximately $12.8 million due primarily to income tax refunds aggregating $8.9 million.

        Net cash used in investing activities was $139.1 million during 2011, comprised primarily of $130.1 million of funds held for construction, capital expenditures aggregating $11.3 million offset by the reimbursement of capital expenditures from West Virginia regulatory authorities aggregating $1.8 million, and proceeds from the sale of property aggregating $0.5 million. During 2010, net cash used in investing activities was $24.2 million, comprised primarily of the payment of the Pennsylvania table games license fee of $16.5 million, capital expenditures of $16.4 million offset by the reimbursement of capital expenditures from the West Virginia Racing Commission of $5.2 million, and proceeds from the sale of property of $1.7 million.

        Net cash provided by financing activities was $131.1 million during 2011 compared to net cash used in financing activities of $9.0 million during 2010. Financing activities for 2011 included net proceeds of $548.1 million from the issuance of $565 million of our Senior Secured Second Lien Notes which were utilized to repurchase our previously issued $125 million Senior Subordinated Notes for $125.2 million, repurchase our previously issued $260 million Senior Secured Notes for $277.0 million, and pay various financing-related costs aggregating $12.8 million. Other principal payments on long-term obligations aggregated $1.9 million. Financing activities for 2010 included the receipt of proceeds of $10.0 million from our former credit facility, which was subsequently repaid, and proceeds of $0.7 million from equipment financing, offset by payment of financing costs of $2.1 million and principal payments on long-term obligations aggregating $7.6 million.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows since inception.

Liquidity and Sources of Capital

        We had working capital of $45.2 million as of December 31, 2011, and our unrestricted cash balance amounted to $85.6 million. At December 31, 2011, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $4.8 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of Mountaineer's agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). In addition, $130.0 million of the net proceeds that we received in connection with our offering of $565 million of Senior Secured Second Lien Notes (as discussed below) will be utilized to provide necessary funding to establish a new video lottery terminal ("VLT") facility at Scioto Downs. Such net proceeds have been deposited into an account that is separately maintained as funds held for construction.

        At December 31, 2011 we had total debt in aggregate principal amount of $548.9 million (net of discounts), all of which was secured, and cash collateralized letters of credit for approximately $0.2 million were outstanding. In connection with the refinancing transaction on August 1, 2011 (as discussed below), our former $20.0 million credit facility was terminated and we entered into a new $20.0 million senior secured revolving credit facility. At December 31, 2011, there were no borrowings under the new credit facility.

        We believe that our cash balances on hand (including funds held for construction), cash flow from operations, extended payment terms from gaming equipment vendors, availability under the new Credit Facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our $565 million Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the licensing and construction of a video lottery terminal gaming facility at Scioto

Downs. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it could result in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds.

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

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,707 acres, for a total of approximately $2.1 million, of which $1.8 million was paid initially and the remaining $0.3 million was paid upon the release of certain liens on that property. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas retrieved by Chesapeake. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

Refinancing

        On August 1, 2011, after receiving the required consents of the holders of our previously issued $125 million in the aggregate principal amount of 9% Senior Subordinated Notes (the "2012 Notes") and our previously issued $260 million in the aggregate principal amount of 12.625% Senior Secured Notes (the "2014 Notes") to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to:

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

        Under the terms of the offer to purchase the 2012 Notes, holders of approximately $99.0 million of the 2012 Notes who tendered their notes and delivered consents received $1,002.50 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2012 Notes that remained outstanding following the consummation of the tender were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 100% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        Under the terms of the offer to purchase the 2014 Notes, holders of approximately $232.8 million of the 2014 Notes who tendered their notes and delivered consents received $1,065.63 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2014 Notes that remained outstanding following the consummation of the tender offers were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 106.313% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        We incurred a pretax loss on debt extinguishment of approximately $34.4 million related to the refinancing.

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 was satisfied in cash and PIK Interest, as defined in the Indenture. As a result, additional Notes of $2,825,000 were issued on February 1, 2012. We have also made the election to satisfy the interest payment due on August 1, 2012 in cash and PIK Interest.

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

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property. Excluded property includes (i) property, including gaming licenses and gaming equipment that cannot be collateral pursuant to applicable law, (ii) contracts that prohibit the grant of a security interest therein, (iii) motor vehicles, vessels, aircraft and other similar property, (iv) property subject to purchase money liens or capital leases permitted to be incurred under the Indenture, (v) certain intellectual property rights, (vi) certain parcels of non-core land, including a portion of the real property subject to the Chesapeake mineral rights lease (as discussed above), and real estate that is not material real property, (vii) capital stock of the Company's subsidiaries and (viii) deposit accounts. Excluded property, however, does not include proceeds from the sale of any such assets (unless such proceeds would otherwise constitute excluded property).

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

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. In addition, we must offer to purchase $150.0 million of the Notes if we fail to receive a license to operate VLTs at Scioto Downs from the Ohio Lottery Commission by June 1, 2012. We received our Video Lottery Sales Agent License (the "License") at Scioto Downs on January 25, 2012. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales. If imposed by gaming laws and regulations, the Notes are subject to redemption by the Company if after determination by applicable gaming regulatory authorities that a holder of the Notes will not be licensed, qualified or found suitable under applicable gaming laws.

        Until such time as we were granted the License to operate VLTs at Scioto Downs or have deposited payment for the offer to purchase the Notes as described in the preceding paragraph with the paying agent, we were not able to utilize $130.0 million of the net proceeds of the Notes. Such net proceeds were deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, had a perfected first-priority security interest. Prior to the receipt of the License, no withdrawals were permitted from the segregated account except in connection with the consummation of the offer to purchase the Notes pursuant to the preceding paragraph. Upon the satisfaction of the licensing requirement as evidenced by the receipt of the License to install and operate VLTs at Scioto Downs, we are now permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs. The $130.0 million of the proceeds from the sale of the Notes, including interest, is reflected as funds held for construction in the accompanying consolidated balance sheet at December 31, 2011.

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

        Under the registration rights agreement applicable to the Notes, we were required to complete an offer to exchange the Notes for equivalent registered securities within 225 days following the date of issuance of the Notes. The exchange offer was completed on March 12, 2012. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Notes. The Securities and Exchange Commission has broad discretion to determine whether any shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Notes if we fail to comply with certain requirements in connection with, if applicable, a shelf registration statement.

New Credit Facility

        On August 1, 2011, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts were drawn under the former credit facility nor have any amounts been drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%.

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

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify our line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), the following maximum consolidated leverage ratios: (i) 7.75:1.00 for the fiscal quarters ending September 30, 2011 through June 30, 2012, (ii) 7.50:1.00 for the fiscal quarters ending September 30, 2012 and December 31, 2012, (iii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iv) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.25:1.00 for the fiscal quarters ending September 30, 2011 through March 31, 2012, (ii) 1.30:1.00 for the fiscal quarter ending June 30, 2012, and (iii) 1.40:1.00 for the fiscal quarters ending September 30, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarters ending September 30, 2011 through December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. As of December 31, 2011, the Company remained in compliance with the covenants.

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

        In 1999, Scioto Downs, Inc. entered into a term loan agreement that provided for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate was 6.25% per annum. The term loan was collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. On July 29, 2011, we prepaid the entire balance of $715,000 outstanding under the first lien mortgage. As a result of the prepayment, we recorded a pretax gain on debt extinguishment of approximately $60,000 during 2011.

        Permitted indebtedness under the Credit Facility includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed the greater of $20 million and 4.5% of consolidated net tangible assets (as defined) ; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

        The Indenture governing the Notes permits equipment financing for gaming facilities which are either non-recourse to the Company or limited in amount to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The Indenture also permits (i) financing under credit agreements of up to $20 million and (ii) indebtedness to finance the purchase, lease or improvement of property or equipment (other than software) in an aggregate principal amount at the date of such incurrence, together with all other indebtedness previously incurred under this clause, not to exceed 2.5% of consolidated net tangible assets as defined; provided, however, that such indebtedness exists at the date of such purchase or transaction or is created within 180 days thereafter. However, additional borrowings, including amounts permitted under the indentures are limited by the terms of the Credit Facility (as discussed above). In order to borrow amounts in excess of the debt permitted to be incurred under the Indenture governing the Notes and our Credit Facility, we must either satisfy the debt incurrence tests provided by the indenture, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Notes and indebtedness outstanding under our Credit Facility, if any.

        Our substantial debt and the terms of such debt, as described in the immediately foregoing paragraphs and elsewhere throughout this report, could have significant effects on our business. See "Risk Factors—Risks Related to Our Capital Structure" which is included elsewhere in this report.

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2011 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$565.0	$—	$—	$—	$565.0
Operating leases(2)	4.1	1.3	1.6	1.2	—
Capital expenditures(3)	23.9	23.9	—	—	—
Gaming license fees(4)	52.5	17.5	30.0	5.0	See note	(4)
Purchase and other contractual obligations	3.8	2.9	0.9	—	—
Minimum purse obligations(5)	25.0	25.0	—	—	—
Employment agreements(6)	7.1	3.7	3.4	—	—

Total	$681.4	$74.3	$35.9	$6.2	$565.0

(1)
These amounts, exclusive of the interest component, are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 8 to our consolidated financial statements for additional information about our debt and related matters.

(2)
Our operating lease obligations are described in Note 9 to our consolidated financial statements.

(3)
This amount relates principally to contractual obligations related to the construction of the video lottery terminal ("VLT") gaming facility at Scioto Downs ($23.1 million) and the construction of two barns at Presque Isle Downs ($0.8 million), pursuant to an agreement with the Pennsylvania Racing Commission.

(4)
Includes an annual table gaming license fee of $2.5 million for Mountaineer which is due on July 1st of each year as long as Mountaineer operates table games and the remaining VLT licensing fee for Scioto Downs, for which $15.0 million is payable at the onset of VLT sales and $25.0 million is payable one year after the onset of VLT sales.

(5)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($119,000 for 2012) for the term of the agreement which expires on December 31, 2012.

(6)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

Capital Expenditures

        During the year ended December 31, 2011, additions to property and equipment and other capital projects aggregated $14.9 million, which included $4.6 million related to the purchase of 264 new slot machines, $0.8 million related to various slot theme conversions, $0.4 million related to the addition of the nine-table poker room at Presque Isle Downs, $4.9 million of construction and development costs related to the construction of the new video lottery terminal ("VLT") gaming facility at Scioto Downs, and $0.5 million towards the construction of two new barns at Presque Isle Downs, pursuant to an agreement with the Pennsylvania Racing Commission.

        During the year ended December 31, 2011, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $0.4 million. Future reimbursements from the West

Virginia Racing Commission are subject to the availability of racing funds. In addition, West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover (from amounts paid to the West Virginia Lottery Commission, as discussed below) $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the West Virginia Lottery Commission's four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the six months ended December 31, 2011, Mountaineer made eligible purchases of 161 slot machines and certain other eligible gaming equipment aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million. This reimbursement amount is reflected as a reduction in the basis of the underlying assets in the consolidated balance sheet as of December 31, 2011.

        We anticipate spending up to a total of approximately $9.0 million during 2012 on capital expenditures, exclusive of amounts relating to the VLT gaming facility at Scioto Downs. Expenditures for 2012 are expected to include $2.5 million for slot machines and theme conversions at Mountaineer, $2.5 million for slot machines and theme conversions at Presque Isle Downs, $0.8 million for gaming floor renovations at Mountaineer and $0.8 million to complete the construction of two new barns at Presque Isle Downs.

        The construction of the VLT facility at Scioto Downs commenced in December 2011 and is expected to take approximately nine months to complete. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. The majority of the development, construction and equipment cost expenditures are expected to occur during 2012. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with approximately 400 additional VLTs. Additionally, there will be a 300-seat buffet, a 100-seat casual dining restaurant, an 82-seat bar/lounge with high-tech sound and lights, and will offer a variety of entertainment options. The existing racetrack will also benefit from a variety of improvements.

Commitments and Contingencies

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks, including Scioto Downs. The framework included the below proposed terms for racetrack owners seeking to become VLT sales agents:

  •
  $50.0 million licensing fee ($10.0 million payable upon application, $15.0 million payable at the onset of VLT sales and $25.0 million payable one year after the onset of VLT sales);

  •
  commission for VLT sales agents (the amount of sales revenue the racetrack owners would be permitted to retain) would not exceed 66.5%;

  •
  required investment of at least $150.0 million in the facilities within three (3) years following licensure, including VLT machines, with a maximum credit of $25 million allowed for the value of existing facilities and land;

  •
  facilities would be required to open within three (3) years of license approval;

  •
  the state would consider transferring horse racing permits from current track locations to new temporary locations, which may include the Dayton and Youngstown areas, at a later date;

  •
  VLT sales may not be able to commence prior to VLT licensees reaching an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  for the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio will create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer. However, the impact of such competition could be mitigated, in part, by the positive impact on our financial condition and results of operations by the addition of VLTs at our Scioto Downs property.

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economical benefit data that may be requested has not yet been determined. However, in order to operate VLTs at the racetracks we believe we may need to reach an agreement with the horse racing industry on funds to benefit the industry. We are also under the belief that the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. In addition, VLT operations at racetracks are the subject of litigation seeking to prevent such gaming activities, which could delay or potentially halt commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The plaintiffs filed their response on January 23, 2012, and oral arguments have not been scheduled. The Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 2012. See "Legal Proceedings" which is included elsewhere in this report. Due to the lawsuit and other risk factors described herein, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will commence on the terms described above or of the timing of commencement of operations of VLTs at racetracks in Ohio, including Scioto Downs.

        Scioto Downs is one of seven racetracks in Ohio that are eligible to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. On January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales.

        The construction of the VLT facility at Scioto Downs commenced in December 2011 and is expected to take approximately nine months to complete. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with approximately 400 additional VLTs. Additionally, there will be a 300-seat buffet, a 100-seat casual dining restaurant, an 82-seat bar/lounge with high-tech sound and lights, and will offer a variety of entertainment options. The existing racetrack will also benefit from a variety of improvements. However, there can be no assurance as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control, as discussed above.

        While we believe that the approval of VLT gaming at Scioto Downs may positively impact our financial condition and results of operations, we also expect that gaming activity at the planned Ohio casinos and racinos will negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material. On November 3, 2009, Ohio voters adopted a constitutional amendment (the "Constitutional Amendment") that permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will increase competition at both Mountaineer and Presque Isle Downs commencing approximately in mid-2012. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For the $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million, or 6%, and will be paid quarterly over a ten-year period. For the $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, or 5%.

        The estimated total obligation in the aggregate amount of approximately $5.9 million has been included in our accompanying consolidated statement of operations as "Regulatory Gaming Assessments" for the year ended December 31, 2011. The recorded estimate will be subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate.

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

        In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDep and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed. The GEIDC assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired (approximately 205 acres). The GEIDC agreed to indemnify us for the breach of its obligations under the Consent Order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the Consent Order. The GEIDC has begun the necessary remediation activities. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million expiring in 2014 with respect to the property, which we believe is in excess of any exposure that we may have in this matter.

        The GEIDC claimed that Presque Isle Downs was obligated to supply approximately 50,500 cubic yards of "clean fill dirt" for the parcel of land of the International Paper site that was previously sold to the GEIDC. Presque Isle Downs has taken the position that it has no such obligation because

(i) any such requirement contained in the sales agreement was merged into the deed delivered at the time of the sale; and (ii) the GEIDC had expressly waived this requirement. However, on December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding them $0.6 million in damages, plus interest. See "Legal Proceedings" which is included elsewhere in this report. Although we plan to appeal the ruling, Presque Isle Downs has accrued approximately $0.7 million, which is reflected as part of accrued liabilities in the accompanying consolidated balance sheet at December 31, 2011.

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

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years. Through December 31, 2011, TLC reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts. Subsequent to December 31, 2011, TLC reimbursed us approximately $867,000 as payment in full on the settlement plus interest. This amount is reflected as part of accounts receivable in the accompanying consolidated balance sheet at December 31, 2011, and as part of income from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2011.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Legal Proceedings" and Note 9 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

        Bond Requirements.    Mountaineer is required to maintain bonds in the aggregate amount of $1.2 million for the benefit of the West Virginia Lottery Commission and Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million. In addition, Presque Isle Downs is also required to maintain a bond in the amount of $500,000 for the benefit of the federal government for environmental matters. The bonding requirements have been satisfied via the issuance of a surety bonds.

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

        Regulation and Taxes.    We are subject to extensive regulation by the State of West Virginia Racing and Lottery Commissions, the Pennsylvania Racing Commission and Gaming Authorities and the Ohio Racing and Lottery Commissions. Change in applicable laws or regulations could have a significant impact on our operations.

        The gaming industry represents a significant source of tax revenues, particularly to the States of West Virginia and Pennsylvania and their counties and municipalities (and the State of Ohio upon commencement of casino and VLT gaming operations). We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and racing industry. Changes in the tax laws or administration of those laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. However, it is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. We believe that recorded tax balances are adequate.

Outstanding Options and Restricted Stock Units

        On January 10, 2011, we granted, pursuant to the execution of an employment agreement with our President and Chief Executive Officer, nonqualified stock options to purchase a total of 150,000 shares of the Company's common stock, one-third of which vested and became exercisable on the date of grant, and the remaining two-thirds of which will vest and become exercisable in equal installments on the first and second anniversaries of the effective date of the employment agreement, subject to continued employment with the Company as of each of the applicable vesting dates.

        On January 21, 2011, as a result of the termination of an executive officer, 125,000 restricted stock units and a cash award of $93,500 vested and became non-forfeitable upon termination, pursuant to the Restricted Stock and Cash Award Agreement dated January 22, 2010.

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock; (ii) a total of 113,600 restricted stock units ("RSUs"); and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the Company's 2010 Long-Term Incentive Plan (the "2010 Plan"). The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The performance award levels were achieved for 2011, and the awards earned will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the

Company's common stock; (ii) a total of 15,600 RSUs; and (iii) a cash-based performance award totaling $100,000 to an executive officer under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The performance award levels were achieved for 2011, and the awards earned will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On August 12, 2011, pursuant to the 2010 Plan and approved by the Compensation Committee of the Board of Directors, each of the Company's six non-employee directors were granted 19,500 RSUs. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        On January 27, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 354,900 shares of the Company's common stock; (ii) a total of 118,200 RSUs; and (iii) cash-based performance awards totaling $637,500 to executive officers and certain key employees under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2012. The awards earned, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        As of March 12, 2012, there were outstanding 628,000 RSUs and options to purchase 1,130,700 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $5.5 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

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

        Revenue Recognition.    Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or merchandise sold. We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these promotional items is shown as a deduction from total revenues on our consolidated statements of operations.

        Impairment of Goodwill and Other Intangible Assets.    We review the carrying value of our goodwill, if any, and indefinite-lived intangible assets annually. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. Management must make various assumptions and estimates when performing its impairment assessments, particularly as it relates to cash flows and asset performance. Cash flow estimates are, by their nature, subjective and actual results may differ materially from the estimates. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments, other market conditions affecting travel and access to the properties.

        The fair value measurements employed for our impairment evaluations of goodwill and other indefinite-lived intangible assets were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, Intangibles—Goodwill and Other, we performed the annual impairment tests of our other intangible assets as of December 31, 2011. At January 1, 2011, goodwill of approximately $494,000 existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). Upon adoption of ASU 2010-28, on

January 1, 2011, we reassessed the Presque Isle Downs goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill. For the year ended December 31, 2011, we determined that was no impairment of other indefinite-lived intangible assets based upon results of impairment evaluations.

        Property and Equipment.    Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated, while expenditures for routine repairs and maintenance are expensed as incurred. We capitalize direct materials, labor and interest during construction periods. Gains or losses on the disposal of property and equipment are included in operating income. Depreciation, which includes amortization of assets under capital leases, if any, is computed using the straight-line method over their useful lives. We make judgments in determining the estimated useful lives and salvage values of assets. Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360—Property, Plant, and Equipment. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used are reviewed for impairment whenever indicators of impairment exist. The estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model (Level 3).

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

        For each of the three years in the period ended December 31, 2011, we had substantially all non-operating real properties appraised by an independent appraisal company. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $0.7 million during the year ended December 31, 2011, and $10.4 million during the year ended December 31, 2009. Based upon the results of the 2010 appraisals, no adjustments to the carrying value of non-operating real property were necessary for the year ended December 31, 2010. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2011 and 2010.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program approximated $568,000 and $667,000 at December 31, 2011 and 2010, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

        Casino Jackpot Liabilities.    In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codified the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amended the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. We adopted the amendments in this ASU effective January 1, 2011.

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

        Income Taxes.    We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes.

        We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2011, we have a valuation allowances aggregating $24.8 million principally related to certain federal and state net operating loss carryforwards.

        Interest and tax-related penalties associated with uncertain tax positions are included in benefit for income taxes in the accompanying consolidated statement of operations.

        The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. Determining the fair value of stock-based awards at the grant date requires judgment including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. We used the simplified method for estimating expected option life and historic volatility for estimating volatility. During the years ended December 31, 2011 and 2010, we recorded stock-based compensation expense of approximately $1.3 million and $0.7 million, respectively.

Recently Issued Accounting Pronouncements

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Second Lien Notes due 2019, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included elsewhere in this report).

        Depending upon the amounts outstanding under our Credit Facility a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000, assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding.

        At December 31, 2011, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Second Lien Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $473.2 million at December 31, 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and accompanying footnotes are set forth on pages F-1 through F-[xx] of this report.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting is included in this Form 10-K.

Changes in Internal Controls

        There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). MTR Gaming Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MTR Gaming Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 of MTR Gaming Group, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 15, 2012

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (our "2012 Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 2012, pursuant to Regulation 14A under the Securities Act.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is hereby incorporated by reference to our 2012 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2012, pursuant to Regulation 14A under the Securities Act.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is hereby incorporated by reference to our 2012 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2012, pursuant to Regulation 14A under the Securities Act.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this Item is hereby incorporated by reference to our 2012 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2012, pursuant to Regulation 14A under the Securities Act.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item is hereby incorporated by reference to our 2012 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2012, pursuant to Regulation 14A under the Securities Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)
Financial Statements (Included in Part II of this report):

        Schedule II—Valuation Allowances for the years ended December 31, 2011, 2010, and 2009.

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

EXHIBIT NO.	ITEM TITLE
10.1	Credit Agreement dated as of August 1, 2011, by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to our current report on Form 8-K filed on August 3, 2011).
10.2
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).
10.3
Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.4
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 2, 2007).
10.5	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.6
First Amendment to Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.7	Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our current report on Form 8-K filed on April 4, 2011).
10.8
First Amendment to Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.9
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.10
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.11	Employment Agreement, dated as of December 15, 2010, by and between Presque Isle Downs, Inc., a wholly-owned subsidiary of MTR Gaming Group, Inc., and Fred A. Buro (filed herewith).
10.12
First Amendment to Employment Agreement, dated as of December 15, 2010, by and between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.13	MTR Gaming Group, Inc. Executive Medical Reimbursement Plan Document and Summary (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2011).
10.14	2010 Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).

EXHIBIT NO.	ITEM TITLE
10.15	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.16	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.17	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.18	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl President, Chief Executive Officer and Director

Date: March 15, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity

/s/ JEFFREY J. DAHL Jeffrey J. Dahl	President, Chief Executive Officer and Director	March 15, 2012
/s/ STEVEN M. BILLICK Steven M. Billick	Chairman	March 15, 2012
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 15, 2012
/s/ JAMES V. STANTON James V. Stanton	Director	March 15, 2012
/s/ RICHARD DELATORE Richard Delatore	Director	March 15, 2012
/s/ RAYMOND K. LEE Raymond K. Lee	Director	March 15, 2012
/s/ ROGER P. WAGNER Roger P. Wagner	Director	March 15, 2012
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President and Chief Financial Officer	March 15, 2012

MTR GAMING GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 15, 2012

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$85,585	$53,820
Restricted cash	1,146	1,143
Accounts receivable, net of allowance for doubtful accounts of $383 in 2011 and $386 in 2010	4,554	2,790
Amounts due from West Virginia Lottery Commission	122	—
Inventories	3,503	3,476
Deferred financing costs	1,622	4,106
Deferred income taxes	494	—
Prepaid expenses and other current assets	5,366	5,177

Total current assets	102,392	70,512
Property and equipment, net	299,579	314,484
Funds held for construction project	130,114	—
Goodwill	—	494
Other intangible assets	85,577	85,529
Deferred financing costs, net of current portion	9,919	8,113
Deposits and other	1,902	1,984
Non-operating real property	11,207	12,215
Assets of discontinued operations	181	178

Total assets	$640,871	$493,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,461	$1,887
Accounts payable—gaming taxes and assessments	8,854	7,968
Accrued payroll and payroll taxes	4,114	3,861
Accrued interest	27,072	16,702
Accrued income taxes	958	546
Other accrued liabilities	10,741	9,052
Construction project and equipment liabilities	3,732	136
Deferred income taxes	—	64
Current portion of long-term debt	—	1,255
Liabilities of discontinued operations	223	217

Total current liabilities	57,155	41,688
Long-term debt, net of current portion	548,933	376,830
Other regulatory gaming assessments	5,408	—
Deferred income taxes	11,048	6,756

Total liabilities	622,544	425,274
Stockholders' equity:
Common stock, $.00001 par value; 100,000,000 shares authorized; 27,656,019 shares issued and outstanding at December 31, 2011 and 27,475,260 shares issued and outstanding at December 31, 2010	—	—
Additional paid-in capital	62,804	61,910
(Accumulated deficit) retained earnings	(44,288)	6,359
Accumulated other comprehensive loss	(404)	(251)

Total stockholders' equity of MTR Gaming Group, Inc.	18,112	68,018
Non-controlling interest of discontinued operations	215	217

Total stockholders' equity.	18,327	68,235

Total liabilities and stockholders' equity	$640,871	$493,509

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Gaming	$385,300	$382,514	$400,583
Pari-mutuel commissions	10,206	11,181	12,806
Food, beverage and lodging	32,617	32,265	31,973
Other	11,058	8,737	8,764

Total revenues	439,181	434,697	454,126
Less promotional allowances	(11,095)	(9,806)	(9,971)

Net revenues	428,086	424,891	444,155

Operating expenses:
Costs of operating departments:
Gaming
Operating	238,343	238,594	251,106
Other regulatory assessments	5,925	800	—
Pari-mutuel commissions	11,411	11,276	12,524
Food, beverage and lodging	23,701	23,249	23,613
Other	6,271	6,144	6,238
Marketing and promotions	12,609	12,788	19,646
General and administrative	52,963	54,068	66,748
Project opening costs	197	1,365	—
Depreciation	27,939	28,733	29,279
Impairment loss	685	40	11,945
Loss on sale or disposal of property	470	75	209

Total operating expenses	380,514	377,132	421,308

Operating income	47,572	47,759	22,847
Other (expense) income:
Other	—	—	(39)
Interest income	145	37	467
Interest expense	(60,159)	(54,120)	(45,233)
Loss on debt modification and extinguishment	(34,364)	—	(3,105)

Loss from continuing operations before income taxes	(46,806)	(6,324)	(25,063)
(Provision) benefit for income taxes	(4,347)	1,361	1,365

Loss from continuing operations	(51,153)	(4,963)	(23,698)

Discontinued operations:
Income (loss) from discontinued operations before income taxes and non-controlling interest	787	(234)	(2,445)
Benefit for income taxes	—	82	3,619

Income (loss) from discontinued operations before non-controlling interest	787	(152)	1,174
Non-controlling interest	1	(1)	(14)

Income (loss) from discontinued operations	788	(153)	1,160

Net loss	$(50,365)	$(5,116)	$(22,538)

Net loss per share—basic:
Loss from continuing operations	$(1.84)	$(0.18)	$(0.86)
Income (loss) from discontinued operations	0.03	(0.01)	0.04

Basic net loss per share	$(1.81)	$(0.19)	$(0.82)

Net loss per share—diluted:
Loss from continuing operations	$(1.84)	$(0.18)	$(0.86)
Income (loss) from discontinued operations	0.03	(0.01)	0.04

Diluted net loss per share	$(1.81)	$(0.19)	$(0.82)

Weighted average number of shares outstanding:
Basic	27,835,649	27,549,546	27,475,260

Diluted	27,835,649	27,549,546	27,475,260

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balances, December 31, 2008	27,475,260	$—	$61,774	$34,013	$(386)	$95,401
Net loss	—	—	—	(22,538)	—	(22,538)
Pension other comprehensive income, net of tax benefit of $46	—	—	—	—	86	86

Comprehensive loss						(22,452)
Stock-based compensation	—	—	108	—	—	108

Balances, December 31, 2009	27,475,260	—	61,882	11,475	(300)	73,057
Net loss	—	—	—	(5,116)	—	(5,116)
Pension other comprehensive income, net of tax of $26	—	—	—	—	49	49

Comprehensive loss						(5,067)
Stock-based compensation	—	—	28	—	—	28

Balances, December 31, 2010	27,475,260	—	61,910	6,359	(251)	68,018
Net loss	—	—	—	(50,365)	—	(50,365)
Cumulative effect of accounting change, net of tax of $144	—	—	—	(282)	—	(282)
Pension other comprehensive income, net of tax benefit of $82	—	—	—	—	(153)	(153)

Comprehensive loss						(50,800)
Stock-based compensation	180,759	—	894	—	—	894

Balances, December 31, 2011	27,656,019	$—	$62,804	$(44,288)	$(404)	$18,112

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(50,365)	$(5,116)	$(22,538)
Adjustments to reconcile net loss to net cash provided by net operating activities:
Depreciation	27,939	28,733	29,279
Amortization of deferred financing fees and original issue discount	5,470	6,613	5,447
Loss on debt modification and extinguishment	34,364	—	3,105
Impairment loss	685	40	11,945
Bad debt expense	109	209	437
Stock-based compensation expense	947	606	108
Deferred income taxes	3,878	(1,697)	5,692
(Decrease) increase in long-term deferred compensation	—	—	(359)
Loss on the sale or disposal of property	470	75	209
Change in operating assets and liabilities:
Accounts receivable	(1,873)	(358)	4,639
Prepaid income taxes	—	9,209	(1,604)
Other current assets	(370)	3,322	12,027
Accounts payable	(57)	675	(4,719)
Accrued liabilities	12,207	(44)	(5,425)
Other regulatory gaming assessments	5,925	—	—
Accrued income taxes	412	—	—

Net cash provided by continuing operating activities	39,741	42,267	38,243
Net cash provided by (used in) discontinued operating activities	1	(12)	(410)

Net cash provided by operating activities	39,742	42,255	37,833

Cash flows from investing activities:
Decrease in deposits and other	82	2,608	390
(Increase) decrease in restricted cash	(3)	(660)	446
Funds held for construction project	(130,114)	—	—
Proceeds from the sale of property and equipment	96	314	192
Proceeds from the sale of non-operating real property	424	1,370	—
Reimbursement of capital expenditures from West Virginia regulatory authorities	1,830	5,162	—
Capital expenditures	(11,349)	(16,448)	(12,179)
Payment of Pennsylvania table games license and related fees	(48)	(16,508)	—

Net cash used in continuing investing activities	(139,082)	(24,162)	(11,151)

Cash flows from financing activities:
Proceeds from credit facility	—	10,000	—
Proceeds from issuance of equipment financing and long-term debt	—	679	14,238
Proceeds from issuance of Senior Secured Second Lien Notes	548,050	—	—
Proceeds from issuance of Senior Secured Notes	—	—	247,720
Principal payments on long-term debt and capital lease obligations	(1,866)	(17,597)	(26,317)
Financing costs paid	(12,217)	(2,110)	(13,980)
Payment of debt extinguishment costs	(619)	—	—
Repurchase of Senior Subordinated Notes	(125,247)	—	—
Repurchase of Senior Secured Notes	(276,996)	—	—
Repurchase of Senior Unsecured Notes	—	—	(130,650)
Repayment of senior secured revolving credit facility	—	—	(101,949)

Net cash provided by (used in) continuing financing activities	131,105	(9,028)	(10,938)

Net increase in cash and cash equivalents	31,765	9,065	15,744
Cash and cash equivalents, beginning of year	53,820	44,755	29,011

Cash and cash equivalents, end of year	$85,585	$53,820	$44,755

Cash paid during the year for:
Interest paid	$44,319	$45,052	$27,972

Income taxes refunded	$—	$(8,930)	$(9,071)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

        MTR Gaming Group, Inc. (the "Company" or "we"), a Delaware corporation, owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, and Ohio.

        The Company, through its wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"); Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"); and Scioto Downs Casino and Racetrack in Columbus, Ohio ("Scioto Downs"). Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

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

Cash and Cash Equivalents

        Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. We maintain cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Cash and cash equivalents also includes cash maintained for gaming operations. In addition, funds held for construction project are also comprised of cash and cash equivalents.

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

Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures provides guidance for measuring the fair value of assets and liabilities and requires expanded disclosures about fair value measurements. ASC 820 indicates that fair value should be determined based on the assumptions that marketplace participants would use in pricing the asset or liability and provides additional guidelines to consider in determining the market-based measurement.

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

        The fair value of our cash equivalents approximated the carrying value at December 31, 2011 and 2010. In addition, funds held for construction represents monies invested in money market funds and all approximate the carrying value at December 31, 2011. The fair value was determined based on Level 1 inputs.

        Pursuant to the provisions of our current and former Credit Facility (see Note 8), any outstanding borrowings bore interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings approximates fair value. There were no amounts outstanding at December 31, 2011 and 2010. The fair value of our $565 million 11.5% Senior Secured Second Lien Notes (See Note 8) was $473.2 million at December 31, 2011 compared to a carrying value of $548.9 million at December 31, 2011. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        The fair value of our previously issued $260 million 12.625% Senior Secured Notes (see Note 8) was $270.1 million at December 31, 2010 compared to a carrying value of $251.1 million at December 31, 2010. The fair value of our previously issued $125 million 9% Senior Subordinated Notes (see Note 8) was $111.9 million at December 31, 2010 compared to a carrying value of $125 million. The fair values of our Senior Secured Notes and our Senior Subordinated Notes were determined based on Level 2 inputs including quoted market prices and bind terms and conditions.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our Senior Secured Second Lien Notes, our previously issued Senior Secured Notes, our previously issued Senior Subordinated Notes, and any amounts outstanding under our other debt financing arrangements were stated at carrying value as long-term debt in our consolidated balance sheets.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Financing Costs

        Deferred financing costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During each of the three years ended December 31, we incurred deferred financing costs as follows: 2011—$12.2 million; 2010—$2.1 million; and 2009—$14.0 million. Amortization expense, including amortization of deferred financing fees and original issue discount, was as follows: 2011—$5.5 million; 2010—$6.6 million; and 2009—$5.4 million.

        As a result of the repurchase of our previously issued $125 million Senior Subordinated Notes and $260 million Senior Secured Notes, as discussed in Note 8, unamortized discount and deferred financing costs of approximately $17.2 million were written off during 2011. These amounts are reflected in our accompanying consolidated statements of operations as components of the loss on debt modification and extinguishment for the year ended December 31, 2011.

        As a result of the Fifth and Seventh Amendments to our former Fifth Amended and Restated Credit Agreement and the reduction in borrowing capacity as discussed in Note 8, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded write-offs of deferred financing costs of approximately $1.8 million during 2009. In addition, as a result of the repurchase of our Senior Unsecured Notes as discussed in Note 8, unamortized discount and deferred financing costs of approximately $0.6 million were written off during 2009. These amounts are reflected in our accompanying consolidated statements of operations as components of the loss on debt modification and extinguishment for the year ended December 31, 2009.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated, while expenditures for routine repairs and maintenance are expensed as incurred. We capitalize direct materials, labor and interest during construction periods. Gains or losses on the disposal of property and equipment are included in operating income. Depreciation, which includes amortization of assets under capital leases, if any, is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 to 40 years
Furniture and fixtures	5 to 7 years
Equipment and automobiles	3 to 15 years

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. Primarily as a result of construction of the video lottery terminal ("VLT") facility at Scioto Downs during 2011 (see Note 7) and construction related to the implementation of table games at Presque Isle Downs during 2010, interest capitalized during the years ended December 31, 2011 and 2010, was $39,000 and $0.1 million, respectively. There was no interest capitalized during the year ended December 31, 2009.

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

        Based upon our determination in 2009 of our intent to sell our non-operating real properties, we had substantially all non-operating real properties appraised by an independent appraisal company for each of the three years ending December 31, 2011. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $685,000 during the year ended December 31, 2011, and $10.4 million during the year ended December 31, 2009. Based upon the results of the 2010 appraisals, no adjustments to the carrying value of non-operating real property were necessary for the year ended December 31, 2010. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2011 and 2010.

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are required to be evaluated for impairment on an annual basis in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Other intangible assets consist of expenditures associated with obtaining racing and gaming licenses, which consist principally of legal fees, license fees, and investigative costs.

        ASC 350 requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value of the reporting unit be compared to carrying value. Prior to the adoption of ASU 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"), if the fair value of the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting unit is higher than its carrying value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value of the reporting unit is lower than its carrying value, step two must be evaluated. Step two requires that a hypothetical purchase price allocation analysis be done to reflect the implied fair value of goodwill. This implied fair value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, impairment must be recorded. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

        The fair value measurements employed for our impairment evaluations of goodwill and other intangible assets were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, we performed the annual impairment tests of our goodwill and other intangible assets as of December 31, 2010. At December 31, 2010, we determined that there was no impairment of goodwill or other intangible assets based upon the results of the impairment evaluations.

        At January 1, 2011, goodwill of approximately $494,000 existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28. Upon adoption of ASU 2010-28, on January 1, 2011, we reassessed the Presque Isle Downs goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill.

        In accordance with the requirements of ASC 350, we performed the annual impairment tests of our other intangible assets as of December 31, 2011. For the year ended December 31, 2011, we determined that was no impairment of other intangible assets based upon results of impairment evaluations.

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

        Total revenues do not include the retail amount of complimentaries provided gratuitously to customers. For each of the three years ended December 31, these complimentaries were as follows: 2011—$3.0 million; 2010—$3.3 million; and 2009—$2.9 million.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program approximated $568,000 and $667,000 at December 31, 2011 and 2010, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

Casino Jackpot Liabilities

        In April 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities ("ASU 2010-16"). ASU 2010-16 codified the consensus reached in Emerging Issues Task Force Issue No. 09-F, "Casino Base Jackpot Liabilities." ASU 2010-16 amended the FASB Accounting Standards Codification™ to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. We adopted the amendments in this ASU effective January 1, 2011.

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

Income Taxes

        We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes.

        We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2011, we have a valuation allowances aggregating $24.8 million principally related to certain federal and state net operating loss carryforwards.

        Interest and tax-related penalties associated with uncertain tax positions are included in benefit for income taxes in the accompanying consolidated statement of operations.

        The Company and its subsidiaries file a consolidated federal income tax return. We are no longer subject to federal and state income tax examinations for years before 2004.

Earnings per Share

        Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options, unvested restricted stock units ("RSUs") and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. For each of the three years in the period ended December 31, 2011, all potentially dilutive securities have been considered anti-dilutive because of the net loss from continuing operations for 2011, 2010, and 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share from continuing operations computations during each of the three years ended December 31.

	2011	2010	2009
	(dollars in thousands, except per share amounts)
Loss from continuing operations	$(51,153)	$(4,963)	$(23,698)
Income (loss) from discontinued operations	788	(153)	1,160

Net loss available to common stockholders	$(50,365)	$(5,116)	$(22,538)

Shares outstanding:
Weighted average shares outstanding	27,835,649	27,549,546	27,475,260
Effect of dilutive securities	—	—	—

Diluted shares outstanding	27,835,649	27,549,546	27,475,260

Basic net (loss) income per common share:
Continuing operations	$(1.84)	$(0.18)	$(0.86)
Discontinued operations	0.03	(0.01)	0.04

Basic net loss per common share	$(1.81)	$(0.19)	$(0.82)

Diluted net (loss) income per common share:
Continuing operations	$(1.84)	$(0.18)	$(0.86)
Discontinued operations	0.03	(0.01)	0.04

Diluted net loss per common share	$(1.81)	$(0.19)	$(0.82)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three years ended December 31 because they were anti-dilutive.

	2011	2010	2009
Anti-dilutive stock options outstanding	800,800	398,000	1,209,500
Anti-dilutive restricted stock units outstanding	227,769	350,000	—

	1,028,569	748,000	1,209,500

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

New Accounting Pronouncements

  Recently Issued Accounting Pronouncements

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

3. RISKS AND UNCERTAINTIES (UNAUDITED)

Compliance with Debt Covenants

        The Credit Facility, as discussed in Note 8, contains customary affirmative and negative covenants that include the requirement that we satisfy, on a consolidated basis, specified quarterly financial tests. The Company remains in compliance with the covenants as of December 31, 2011. As discussed in Note 7, we anticipate the commencement of video lottery terminal ("VLT") gaming operations at Scioto Downs in the second quarter of 2012. Delays in the commencement of VLT operations could have an impact on future covenant compliance. Failure to meet these financial tests could result in a demand for the acceleration of repayment of amounts outstanding under the Credit Facility, if any, and could have a material adverse effect on our consolidated financial position.

Concentration of Credit Risk

        We maintain cash balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

Cyclical Nature of Business

        Our primary business involves leisure and entertainment. The economic health of the leisure and entertainment industry is affected by a number of factors that are beyond our control, including: (1) general economic conditions and economic conditions specific to our primary markets; (2) levels of disposable income of patrons; (3) increased energy costs in the United States, including transportation costs resulting in decreased travel by patrons; (4) local conditions in key gaming markets, including seasonal and weather-related factors; (5) increases in gaming and racing taxes or fees; (6) competitive conditions in the gaming, leisure and entertainment industry and in particular markets, including the effect of such conditions on the pricing of our products; and (7) the relative popularity of entertainment alternatives to gaming and racing that compete for the leisure dollar. Any of these factors could materially adversely impact the leisure and entertainment industry generally, and as a result, our business, financial condition and results of operations.

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

Potential Changes in Regulatory Environment

        If current laws are modified, or if additional laws or regulations are adopted, there could be a material adverse effect on us. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming or racing operations in the jurisdictions in which we operate. Restriction on or prohibition of our gaming or racing operations, whether through legislation or litigation, could have a material adverse effect on our business, financial condition and results of operations.

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

        In July 2010, table gaming operations commenced in Pennsylvania. While Presque Isle Downs has benefited from this with their commencement of table games on July 8, 2010, the introduction of table games in Pennsylvania has increased competition at Mountaineer.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RISKS AND UNCERTAINTIES (UNAUDITED) (Continued)

        On November 3, 2009, Ohio voters adopted a constitutional amendment (the "Constitutional Amendment") that permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. A casino in Cleveland will increase competition at both Mountaineer and Presque Isle Downs commencing approximately in mid-2012. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state borders Ohio. In addition, in June 2011, the Governor of Ohio authorized the implementation of VLT gaming at Ohio's seven existing racetracks, including Scioto Downs. As a result, we expect that future gaming operations at the downtown Cleveland casino and at the racetracks at both Thistledown and Northfield Park (both of which are also located in the Cleveland area) will significantly compete with gaming operations at Mountaineer and Presque Isle Downs. While we believe that the approval of VLT gaming at Scioto Downs may positively impact our financial condition and results of operations because we expect that VLT gaming at Scioto Downs will increase our revenues and operating margins at that property, we also expect that such future gaming activity at Northfield Park and Thistledown racetracks, as well as gaming activity at the planned Ohio casinos, may negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio will create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial condition and results of operations, particularly on our operations at Mountaineer and to a lesser extent, Presque Isle Downs.

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

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY

Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)

        Our wholly-owned subsidiary, Jackson Racing, Inc., holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan, and offered harness racing, pari-mutuel and simulcast wagering and casual dining. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission.

        The assets and liabilities of Jackson Racing, Inc. and Jackson Trotting have been reflected as assets and liabilities of discontinued operations in our accompanying consolidated balance sheets as of December 31, 2011 and 2010, and the operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2011.

        Summary operating results for the discontinued operations for the years ended December 31 were as follows:

	2011	2010	2009
	(in thousands)
Net revenues	$—	$—	$—
Loss from discontinued operations before income taxes and non-controlling interest	(32)	(11)	(22)
Loss from discontinued operations, net of non-controlling interest and income taxes	(31)	(7)	(24)

North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park)

        Our wholly-owned subsidiary, MTR-Harness, Inc., previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park), that constructed and operated a harness racetrack and card room in Minneapolis, Minnesota.

        The racetrack was constructed with financing provided by Black Diamond Commercial Finance, LLC as agent (collectively "Black Diamond"), without recourse to us except for a $1.0 million guarantee that we provided in July 2008. On April 3, 2009, we received notification that Black Diamond was pursuing legal action seeking (i) enforcement of our payment of the $1.0 million guarantee of North Metro's indebtedness and certain additional costs, and (ii) foreclosure of our subsidiary's pledged equity interest in North Metro. Pursuant to a settlement agreement with Black Diamond executed on May 27, 2009, we relinquished our interest in North Metro (the value of which we had already written down to $0 in the previous year) and paid $1.0 million to satisfy our obligations under the guarantee, which is included within income (loss) from discontinued operations in our

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

accompanying consolidated statements of operations for the year ended December 31, 2009. Concurrently, MTR Gaming Group, Inc. entered into a Signal and Consulting Agreement with North Metro pursuant to which North Metro paid us $250,000 to provide consulting services with respect to its racing operations for a term of three years. On June 3, 2009, Black Diamond terminated the litigation with prejudice and we and Black Diamond executed mutual releases.

        During the years ended December 31, 2011 and 2010, we recorded no equity income or losses in North Metro. During the year ended December 31, 2009, we recorded an equity loss in North Metro of $1.0 million. This loss is included within income (loss) from discontinued operations in our accompanying consolidated statements of operations, as noted below. The assets and liabilities of MTR-Harness, Inc. have been reflected as assets and liabilities of discontinued operations in our accompanying consolidated balance sheets as of December 31, 2011 and 2010, and the operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2011.

        Summary operating results for the discontinued operations for each of the three years ended December 31 were as follows:

	2011	2010	2009
	(in thousands)
Net revenues	$—	$—	$—
Loss from discontinued operations before income taxes and non-controlling interest	—	(8)	(1,294)
(Loss) income from discontinued operations, net of non-controlling interest and income taxes	—	(5)	2,038

        During the year ended December 31, 2009, MTR-Harness, Inc. recorded an income tax benefit of approximately $2.9 million related to the realization of deferred tax assets associated with the impairment losses of $8.7 million that were recorded in 2008.

Binion's Gambling Hall & Hotel

        On March 7, 2008, we sold 100% of the stock of our wholly-owned subsidiaries, Speakeasy Gaming of Fremont, Inc., which owned and operated Binion's Gambling Hall & Hotel located in Las Vegas, Nevada ("Binion's"), and Speakeasy Fremont Experience Operating Company in accordance with the terms of a Stock Purchase Agreement dated June 26, 2007 (as subsequently amended), executed between the Company and TLC Casino Enterprises, Inc. ("TLC"). The transaction was subject to certain purchase price adjustments. In January 2009, we settled the post-closing purchase price adjustment by a payment in the amount of approximately $1.5 million, which we deposited into an escrow account that was utilized to pay a portion of the land lease obligations guaranteed by the Company as discussed below. The balance of the escrow account was expended in July 2009.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

        Since July 2009, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years. Through December 31, 2011, TLC has reimbursed us $25,000 for legal fees that we had incurred in connection with our collection efforts. Subsequent to December 31, 2011, TLC reimbursed us approximately $867,000 as payment in full on the settlement plus interest. This amount is reflected as part of accounts receivable in the accompanying consolidated balance sheet at December 31, 2011, and as part of income from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2011.

        Also in connection with our original acquisition of Binion's, we obtained title to the property and equipment subject to an increase in purchase price by $5.0 million if, at the termination of a Joint Operating License Agreement with HHLV Management Company, LLC, an affiliate of Harrah's Entertainment, Inc., certain operational milestones were achieved. Harrah's claimed it had met the milestones, however we disputed such claim. On June 11, 2009, we settled this dispute by finalizing the previous agreement in principle and paid HHLV Management Company approximately $0.7 million, which represented $1.75 million of purchase price adjustment less approximately $1.1 million for other amounts HHLV Management Company owed us. This settlement resulted in an adjustment to previously recorded amounts and a charge to discontinued operations of approximately $0.4 million, which is included as part of income from discontinued operations in our accompanying consolidated statement of operations for the year ended December 31, 2009.

        Operating results and cash flows relating to Binion's have been reflected as discontinued operations for each of the three years in the period ended December 31, 2011.

        Summary operating results for the discontinued operations of Binion's for each of the three years ended December 31 are as follows:

	2011	2010	2009
	(in thousands)
Net revenues	$—	$—	$—
Income (loss) from discontinued operations before income taxes	819	(272)	(1,172)
Income (loss) from discontinued operations, net of income taxes	819	(177)	(882)

Ramada Inn and Speedway Casino

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino, located in North Las Vegas, Nevada to Lucky Lucy D, LLC ("Lucky Lucy") in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Pursuant to the terms of the agreement, Lucky Lucy was obligated to pay an

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

additional amount of up to $4.775 million subject to an earn-out provision based on the property's gross revenues over the four-year period that commenced January 11, 2008. In July 2009, Speakeasy Gaming of Las Vegas, Inc. assigned to the Company its right to any payment under the earn-out provision. The Company did not receive any proceeds under the earn-out provision. This sale was the second part of the transaction, the first part of which involved the sale of Speedway's real property to Ganaste LLC on January 11, 2008. A shareholder of Ganaste LLC is the sole owner of Lucky Lucy. Ganaste paid $11.4 million in cash for the real property.

        Speedway's operating results and cash flows have been reflected as discontinued operations for each of the three years in the period ended December 31, 2010.

        Summary operating results for the discontinued operations of Speedway for each of the three years ended December 31 are as follows:

	2011	2010	2009
	(in thousands)
Net revenues	$—	$—	$—
Income from discontinued operations before income taxes	—	57	43
Income from discontinued operations, net of income taxes	—	37	28

Other

        During 2009, we designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. During 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for approximately $424,000, after closing costs. This transaction resulted in a gain on sale of approximately $196,000. The carrying value of this property was included in non-operating real property in our consolidated balance sheet as of December 31, 2010. In addition, we also sold various gaming and other equipment during the year ended December 31, 2011. In the aggregate, the sales of such equipment produced net proceeds of $96,000 and resulted in a gain on sale of approximately $42,000.

        Throughout 2010, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate proceeds of approximately $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of approximately $36,000. The carrying values of these properties were included in non-operating real property in our accompanying consolidated balance sheet as of December 31, 2009. In addition, we sold or disposed of various gaming and maintenance equipment during the year ended December 31, 2010. In the aggregate, the sales of such equipment produced net proceeds of $314,000 and resulted in a loss on sale or disposal of approximately $106,000.

        During 2009, we sold various parcels of non-operating real property land holdings located in West Virginia for $142,000 after closing costs, which resulted in a loss on sale of $143,000.

        Based upon our determination in 2009 of our intent to sell our non-operating real properties, we had substantially all non-operating real properties appraised by an independent appraisal company for each of the three years ending December 31, 2011. As a result, we adjusted the carrying values of the assets, recognizing losses in the aggregate amount of $685,000 during the year ended December 31, 2011, and $10.4 million during the year ended December 31, 2009. Other than the sales completed in

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DISPOSITIONS OF PROPERTY (Continued)

2011 and 2010, as discussed above, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at December 31, 2011 and 2010. These properties are included in non-operating real property in our accompanying consolidated balance sheets at December 31, 2011 and 2010.

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2011	2010
	(in thousands)
Land	$67,864	$67,864
Building and improvements	268,678	267,665
Equipment	160,229	156,064
Furniture and fixtures	20,576	20,516
Construction in progress	6,164	323

	523,511	512,432
Less accumulated depreciation	(223,932)	(197,948)

	$299,579	$314,484

        Depreciation expense charged to operations related to property and equipment during each of the three years ended December 31 was as follows: 2011—$27.9 million; 2010—$28.7 million; and 2009—$29.3 million.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre on land parcels totaling 1,707 acres, for a total of approximately $2.1 million, of which $1.8 million was paid initially and the remaining $0.3 million was paid upon the release of certain liens on that property. These amounts are included in other revenues in our accompanying consolidated statement of operations for the year ended December 31, 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. Such future royalty payments will be recognized in our consolidated statement of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT (Continued)

        During the years ended December 31, 2011 and 2010, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $0.4 million and $5.2 million, respectively. These reimbursements are reflected within investing activities in our accompanying consolidated statements of cash flows. The 2010 reimbursement of $5.2 million included $1.2 million related to capital expenditures that were incurred in prior years. These reimbursement amounts were applied against the applicable acquisition costs which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds. In addition, West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover (from amounts paid to the West Virginia Lottery Commission, as discussed below) $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the West Virginia Lottery Commission's four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million is available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the six months ended December 31, 2011, Mountaineer made eligible purchases of 161 slot machines and certain other eligible gaming equipment aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million. This amount is a reduction in the basis of the underlying assets. As of December 31, 2011, we had received $1.4 million and the remaining $0.1 million is reflected as amounts due from the West Virginia lottery commission in the accompanying consolidated balance sheet as of December 31, 2011.

        As discussed in Note 7, we commenced construction of the video lottery terminal ("VLT") facility at Scioto Downs in December 2011, which is expected to take approximately nine months to complete. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period; however the majority of the development, construction and equipment cost expenditures are expected to occur during 2012. Through December 31, 2011, we expended $4.9 million related to construction and development costs related to the facility, which is included in property and equipment, net on the accompanying consolidated balance sheet as of December 31, 2011 as part of construction in progress.

        We commenced table gaming operations at Presque Isle Downs on July 8, 2010. Expenditures for the table games expansion at Presque Isle Downs totaled approximately $22.1 million (which is net of a $3.5 million deposit returned to the Company by the Commonwealth of Pennsylvania) and included capital expenditures of $7.7 million, $16.5 million for the licensing fee and $1.4 million in project-opening costs.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The gross carrying value, accumulated amortization and net book value of each major component of our goodwill and other intangible assets at December 31 was as follows:

	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$494	$494	$—	$494	$—	$494
Licensing costs	85,577	—	85,577	85,529	—	85,529

	$86,071	$494	$85,577	$86,023	$—	$86,023

        As discussed in Note 2, in accordance with the requirements of ASC 350, we performed the annual impairment tests of our goodwill, if any, and other intangible assets as of December 31, 2011 and 2010.

        At January 1, 2011, goodwill of approximately $494,000 existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs is negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track). At December 31, 2010, this resulted in a reporting unit fair value in excess of carrying value, thus precluding further analysis pursuant to Step 2 under ASC 350, prior to the adoption of ASU 2010-28. Upon adoption of ASU 2010-28, we reassessed the Presque Isle Downs goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of approximately $289,000 (net of $205,000 of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill. For the years ended December 31, 2011 and 2010, we determined that there was no impairment of our other intangible assets based upon the results of the impairment evaluations.

        In connection with the annual impairment test of goodwill at December 31, 2009, as a result of the impact of increased competition, we recorded an impairment loss of $1.5 million that fully impaired the goodwill for Mountaineer.

        In conjunction with the commencement of table gaming operations commenced at Presque Isle Downs during 2010, we were required to pay a licensing fee of $16.5 million. The licensing fee is included in other intangible assets in our accompanying consolidated balance sheets as of December 31, 2011 and 2010, and was included in our annual impairment test as of December 31, 2011 and 2010. Our analysis indicated that the intangible asset was not impaired as of December 31, 2011 or 2010.

        As discussed in Note 7, in January 2012 we received a conditional license from the Ohio Lottery Commission to install and operate video lottery terminals at Scioto Downs. In conjunction with receipt of the license, we paid an initial $10 million license fee with additional amounts of $15 million payable upon commencement of VLT operations and $25 million upon the one-year anniversary.

        There have been no negative developments that would indicate that the valuation and related assumptions would not continue to indicate values that would at lease support the carrying value of the other intangible assets as of December 31, 2011.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        There was no amortization expense related to goodwill or other intangible assets for any of the three years ended in the period ended December 31, 2011.

7. SCIOTO DOWNS

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks, including Scioto Downs. The framework included the below proposed terms for racetrack owner seeking to become VLT sales agents:

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

  •
  VLT sales may not be able to commence prior to VLT licensees reaching an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  for the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio will create significant additional competition in one of our primary markets.

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SCIOTO DOWNS (Continued)

the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economical benefit data that may be requested has not yet been determined. However, in order to operate VLTs at the racetracks we believe we may need to reach an agreement with the horse racing industry on funds to benefit the industry. We are also under the belief that the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin. On December 6, 2011, additional legislation was introduced that seeks to make changes to the law regarding guidelines for statewide education management system, horse racing, VLTs and casino gaming. As it relates to horseracing and VLTs, the proposed legislation establishes a minimum number of racing days and requires simulcast programs; refines the procedures for licensing by the state lottery commission of lottery technology providers, testing laboratories and gaming employees; and stipulates that certain propriety information provided by the applicants for a VLT-related license are confidential and not subject to disclosure.

        In addition, VLT operations at racetracks are the subject to litigation seeking to prevent such gaming activities, which could delay or potentially halt commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The plaintiffs filed their response on January 23, 2012, and oral arguments have not been scheduled. The Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 2012 (see Note 9). As a result, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will commence on the terms described above or of the timing of commencement of operations of VLTs at racetracks in Ohio, including Scioto Downs.

        Scioto Downs is one of seven racetracks in Ohio that are eligible to apply for a three-year renewable sales agent license to operate a VLT facility at its existing racetrack. For the first ten (10) years, we expect such VLT licenses to be granted only to the existing seven racetracks. On January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales.

        The construction of the VLT facility at Scioto Downs commenced in December 2011 and is expected to take approximately nine months to complete. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,800 VLTs and the facility will be fully operational in the third quarter of 2012 with approximately 400 additional VLTs. Additionally, there will be a 300-seat buffet, a 100-seat casual dining restaurant, an 82-seat bar/lounge with high-tech sound and lights, and will offer a variety of entertainment options. The existing racetrack will also benefit from a variety of improvements. However, there can be no assurance

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SCIOTO DOWNS (Continued)

as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations at December 31 are summarized as follows:

	2011	2010
	(in thousands)
Senior Secured Second Lien Notes (net of unamortized discount of $16,067)	$548,933	$—
Senior Secured Notes (net of unamortized discount of $8,856)	—	251,144
Senior Subordinated Notes	—	125,000
Equipment financing (net of unamortized discount of $37)	—	959
Promissory notes and other long-term debt (net of unamortized premium of $94)	—	982

	548,933	378,085
Less current portion	—	(1,255)

Long-term portion	$548,933	$376,830

2011 Refinancing

        On August 1, 2011, after receiving the required consents of the holders of our previously issued $125 million in the aggregate principal amount of 9% Senior Subordinated Notes (the "2012 Notes") and our previously issued $260 million in the aggregate principal amount of 12.625% Senior Secured Notes (the "2014 Notes") to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to:

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

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

  •
  pay fees and expenses incurred in connection with the offering of the Notes and the tender offers and consent solicitations; and

  •
  provide necessary funding to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs.

        Under the terms of the offer to purchase the 2012 Notes, holders of approximately $99.0 million of the 2012 Notes who tendered their notes and delivered consents received $1,002.50 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2012 Notes that remained outstanding following the consummation of the tender were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 100% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        Under the terms of the offer to purchase the 2014 Notes, holders of approximately $232.8 million of the 2014 Notes who tendered their notes and delivered consents received $1,065.63 per $1,000.00 of the aggregate principal amount of the notes tendered and accrued and unpaid interest thereon. The 2014 Notes that remained outstanding following the consummation of the tender offers were redeemed on August 31, 2011, and the holders of such notes received a redemption price of 106.313% of the aggregate principal amount of such notes and accrued and unpaid interest thereon.

        We incurred a pretax loss on debt extinguishment of approximately $34.4 million related to the refinancing, which is reflected in our accompanying consolidated statements of operations as the loss on debt modification and extinguishment for the year ended December 31, 2011.

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 was satisfied in cash and PIK Interest, as defined in the Indenture. As a result, additional Notes of $2,825,000 were issued on February 1, 2012. We have also made the election to satisfy the interest payment due on August 1, 2012 in cash and PIK Interest.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

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

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. In addition, we must offer to purchase $150.0 million of the Notes if we fail to receive a license to operate VLTs at Scioto Downs from the Ohio Lottery Commission by June 1, 2012. We received our Video Lottery Sales Agent License (the "License") at Scioto Downs on January 25, 2012. The License is conditional and permits Scioto Downs to install and operate VLTs subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales. If imposed by gaming laws and regulations, the Notes are subject to redemption by the Company if after determination by applicable gaming regulatory authorities that a holder of the Notes will not be licensed, qualified or found suitable under applicable gaming laws.

        Until such time as we were granted a license to operate VLTs at Scioto Downs or have deposited payment for the offer to purchase the Notes as described in the preceding paragraph with the paying agent, we were not able to utilize $130.0 million of the net proceeds of the Notes. Such net proceeds were deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, had a perfected first-priority security interest. Prior to the receipt of the License, no withdrawals were permitted from the segregated account except in connection with the consummation of the offer

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

to purchase the Notes pursuant to the preceding paragraph. Upon the satisfaction of the licensing requirement, as evidenced by the receipt of the License to install and operate VLTs at Scioto Downs, we are now permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs. The $130.0 million of the proceeds from the sale of the Notes is reflected as funds held for construction in the accompanying consolidated balance sheet at December 31, 2011.

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

        Under the registration rights agreement applicable to the Notes, we were required to complete an offer to exchange the Notes for equivalent registered securities within 225 days following the date of issuance of the Notes. The exchange offer was completed on March 12, 2012. In addition, under certain circumstances, we are required to file a shelf registration statement to cover resales of the Notes. The Securities and Exchange Commission has broad discretion to determine whether any shelf registration statement will be declared effective and may delay or deny the effectiveness of any such registration statement filed by us for a variety of reasons. We will be required to pay liquidated damages on the Notes if we fail to comply with certain requirements in connection with, if applicable, a shelf registration statement.

New Credit Facility

        On August 1, 2011, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts were drawn under the former credit facility nor have any amounts been drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

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

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify its line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), the following maximum consolidated leverage ratios: (i) 7.75:1.00 for the fiscal quarters ending September 30, 2011 through June 30, 2012, (ii) 7.50:1.00 for the fiscal quarters ending September 30, 2012 and December 31, 2012, (iii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iv) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.25:1.00 for the fiscal quarters ending September 30, 2011 through March 31, 2012, (ii) 1.30:1.00 for the fiscal quarter ending June 30, 2012, and (iii) 1.40:1.00 for the fiscal quarters ending September 30, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarters ending September 30, 2011 through December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. As of December 31, 2011, the Company remained in compliance with the covenants.

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

2009 Refinancing

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

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

        The $260 million 12.625% Senior Secured Notes were scheduled to mature on July 15, 2014, with interest payable semi-annually on January 15 and July 15 of each year. As previously discussed, the 12.625% Senior Secured Notes were refinanced in August 2011

Former Senior Subordinated Notes

        Our 9% Senior Subordinated Notes were scheduled to mature in their entirety on June 1, 2012. As previously discussed, the Senior Subordinated Notes were refinanced in August 2011.

        Commencing in the second quarter of 2008 and until the Senior Subordinated Notes were no longer outstanding, we were required to pay consent fees of $5.00 per $1,000 of principal to the holders of our Senior Subordinated Notes if we did not satisfy certain quarterly financial ratios. We did not meet these ratios and therefore recorded additional expense during each of the three years ended December 31 as follows: 2011—$1.25 million; 2010—$2.5 million; and 2009—$2.5 million.

Former Credit Agreements

        On July 24, 2009, we executed the Limited Consent and Fifth Amendment to our former Fifth Amended and Restated Credit Agreement (the "Fifth Amendment"), dated as of July 15, 2009. The Fifth Amendment became effective, and its provisions were implemented, upon the completion of our refinancing of the Senior Unsecured Notes and voluntary prepayment of all amounts outstanding under our former senior secured revolving credit facility ($100.2 million at August 12, 2009). The Fifth Amendment amended the former credit agreement and provided for $20.0 million of revolving borrowing capacity (the "Amended and Restated Credit Facility").On October 13, 2009, we executed the Seventh Amendment to our former Fifth Amended and Restated Credit Agreement (the "Seventh Amendment"). The Seventh Amendment permitted the sale of the $10 million of additional Senior Secured Notes and reduced the borrowing capacity from $20 million to $10 million, subject to the mandatory commitment reduction of $5.5 million in December 2009.

        As a result of the Fifth and Seventh Amendments to our former Amended and Restated Credit Facility and the reduction in borrowing capacity, we were required to proportionately reduce the amount of existing deferred financing costs. Consequently, we recorded a write-off of deferred financing costs of approximately $1.8 million during 2009. This amount is reflected in our accompanying consolidated statements of operations as a component of the loss on debt modification and extinguishment during the year ended December 31, 2009.

        During the fourth quarter of 2009, we borrowed $13.1 million under the former Amended and Restated Credit Facility and subsequently repaid such amounts prior to the end of 2009.

        On March 18, 2010, the Company and Mountaineer Park, Inc., Presque Isle Downs, Inc. and Scioto Downs, Inc. (each a wholly-owned subsidiary of the Company) and Aladdin Credit

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Advisors, L.P., as administrative agent, entered into a Credit Agreement (the "Credit Agreement") which provided for a $20.0 million senior secured delayed-draw term loan credit facility, $10.0 million of which was drawn by the Company and subsequently repaid in September 2010. The Credit Agreement replaced our former Amended and Restated Credit Facility, except for letters of credit aggregating $0.4 million, and would have matured on March 31, 2010. In connection with the termination of our former Amended and Restated Credit Facility, the outstanding letters of credit remained outstanding but were cash collateralized. The remaining cash collateralized letters of credit amounting to $0.2 million are included in restricted cash in our accompanying consolidated balance sheets as of December 31, 2011 and 2010. Financing costs of approximately $1.7 million were incurred in connection with the execution of the Credit Agreement.

        On September 24, 2010, we repaid the total amount of the $10.0 million outstanding under the Credit Agreement and executed Amendment No. 1 to the Credit Agreement (the "Amendment") to permit the re-borrowing of the $10.0 million that was repaid. In conjunction with the repayment and Amendment, we were required to pay a $100,000 prepayment fee and a $300,000 amendment fee. The cost of the amendment fee was included in deferred financing costs in our accompanying consolidated balance sheet at December 31, 2010, less accumulated amortization.

        The Credit Agreement was replaced with the Credit Facility, as previously discussed, in August 2011.

Other Debt Financing Arrangements

        In April 1999, Scioto Downs, Inc. entered into a term loan agreement that provided for monthly payments of principal and interest of $30,025 through September 2013. The effective interest rate was 6.25% per annum. The term loan was collateralized by a first mortgage on Scioto Downs' real property facilities, as well as other personal property, and an assignment of the rents from lease arrangements. At December 31, 2010, there was $1.0 million outstanding under the term loan. On July 29, 2011, we prepaid the entire balance outstanding under the first lien mortgage. As a result of the prepayment, we recorded a pretax gain on debt extinguishment of approximately $60,000, which is reflected in our accompanying consolidated statements of operations as a component of the loss on debt modification and extinguishment for the year ended December 31, 2011.

        Throughout 2007 and 2008, both Presque Isle Downs and Mountaineer executed various promissory notes and capital lease arrangements to finance the purchase of equipment including slot machines and surveillance equipment. During 2010, the promissory notes and capital lease arrangements were paid in full.

        During 2010 and 2009, the Company purchased slot machines pursuant to purchase arrangements whereby the machine suppliers provided payment terms of two years with no interest. As of December 31, 2010, the aggregate amount outstanding under these arrangements approximated $1.0 million, net of imputed interest at 6.75%, or an aggregate discount of approximately $37,000. During 2011, the outstanding balances were paid in full.

Annual Commitments

        We do not have any scheduled principal payments during the five-year period ending on December 31, 2016. The Notes are payable in their entirety on August 1, 2019.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

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

9. COMMITMENTS AND CONTINGENCIES

Bond Requirements

        Mountaineer is required to maintain bonds in the aggregate amount of $1.2 million for the benefit of the West Virginia Lottery Commission and Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million. In addition, Presque Isle Downs is also required to maintain a bond in the amount of $500,000 for the benefit of the federal government for environmental matters. The bonding requirements have been satisfied via the issuance of a surety bonds.

Operating and Land Leases

        We lease equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari-mutuel equipment under operating leases. During each of the three years ended December 31, total rental expense under these leases was as follows: 2011—$1.6 million; 2010—$1.6 million; and 2009—$0.9 million.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases at December 31, 2011 were as follows:

Operating Leases
(in thousands)
2012	$1,344
2013	941
2014	608
2015	601
2016	590
Thereafter	—

Litigation

        On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

(the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (collectively, the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. Additionally, the MTR Defendants have submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually.

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

        Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators-Plaintiffs in this case, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions that were filed by the Ohio Attorney General as well as Scioto Downs, Inc. were deemed filed as of February 20, 2012 and are scheduled to be heard on April 5, 2012.

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

        In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDep and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

subsumed within the cost of developing the property as a racetrack. The racetrack was never developed. The GEIDC assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired (approximately 205 acres). The GEIDC has agreed to indemnify us for the breach of its obligations under the Consent Order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the Consent Order. The GEIDC has begun the necessary remediation activities. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million expiring in 2014 with respect to the property, which we believe is in excess of any exposure that we may have in this matter.

        The GEIDC claimed that Presque Isle Downs was obligated to supply approximately 50,500 cubic yards of "clean fill dirt" for the parcel of land of the International Paper site that was previously sold to the GEIDC. Presque Isle Downs has taken the position that it has no such obligation because (i) any such requirement contained in the sales agreement was merged into the deed delivered at the time of the sale; and (ii) the GEIDC had expressly waived this requirement. However, on December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding them $0.6 million in damages, plus interest. Although we plan to appeal the ruling, Presque Isle Downs has accrued approximately $0.7 million, which is reflected as part of accrued liabilities in the accompanying consolidated balance sheet at December 31, 2011.

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

        On October 8, 2009, Edson R. Arneault initiated a legal action which named as defendants the Company, certain of its affiliates and various other parties regarding a dispute under Mr. Arneault's deferred compensation and employment agreements. The complaint alleged, among other things, that we were required to continue to pay annual premiums on insurance policies under the deferred compensation and employment agreements between the Company and Mr. Arneault. Effective March 1, 2010, the Company and named defendants and Mr. Arneault entered into a Settlement Agreement and Release (the "Settlement Agreement"), pursuant to which we agreed to and paid on March 2, 2010, an aggregate of $1.6 million to Mr. Arneault to, among other things, (a) terminate the obligations of the parties under a consulting agreement between the Company and Mr. Arneault, other than an agreement by Mr. Arneault not to compete with the Company by owning, operating, joining, controlling, participating in, or being connected as an officer, director, employee, partner, stockholder, consultant or otherwise with any gaming business within 100 miles of any facility owned or leased by the Company, and a non-solicitation agreement by Mr. Arneault, (b) satisfy in full any obligations that the Company may have had under a deferred compensation agreement with Mr. Arneault (in his capacity as our former Chairman, President and Chief Executive Officer), and (c) resolve, compromise and settle any and all claims related to the action filed by Mr. Arneault against the Company, its affiliates and other named parties. The settlement in the aggregate amount of $1.6 million was included as a component of other accrued liabilities in our consolidated balance sheet as of December 31, 2009.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

In addition, pursuant to the terms of the Settlement Agreement, Mr. Arneault disclaimed all rights in the life insurance policies, and the proceeds and cash surrender value of such policies, that were designed to fund any deferred compensation obligations owed by the Company to Mr. Arneault. In conjunction with the settlement, we surrendered the life insurance policies and in April 2010 we received the cash surrender value of such policies in the aggregate amount of approximately $1.8 million, which was included in deposits and other in our consolidated balance sheet as of December 31, 2009.

        We are also a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

Regulatory Gaming Assessments

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, as a result of gaming operations once the designated number of Pennsylvania's slot machine licensees is operational. For the $63.8 million that was borrowed from the Property Tax Reserve Fund, payment was originally scheduled to begin after the eleventh facility opened while payment of the remaining $36.1 million that was borrowed from the General Fund would commence after all fourteen licensees are operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012, and would not be dependent on the opening of the eleventh facility. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period. For the $36.1 million that was borrowed from the General Fund, payment is still scheduled to begin after all fourteen licensees are operational. Although we cannot

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million.

        The estimated total obligation in the aggregate amount of approximately $5.9 million has been included in our accompanying consolidated statement of operations as "Regulatory Gaming Assessments" for the year ended December 31, 2011. The recorded estimate will be subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate.

Agreements with Horsemen and Pari-mutuel Clerks

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2012. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2012, and a proceeds agreement until April 14, 2013. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the horsemen at Scioto Downs, the agreement with the Horsemen's Benevolent & Protective Association is effective until November 29, 2012, and the agreement with the Ohio Harness Horsemen's Association provides for automatic annual renewals. However, in conjunction with the planned VLT facility at Scioto Downs we are currently negotiating a new agreement with the Ohio Harness Horsemen's Association. Such an agreement must be in place prior to opening the Scioto Downs VLT facility. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 31, 2013, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the respective Mountaineer and Presque Isle Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RETIREMENT PLANS

        In December 2008, we established the MTR Gaming Group, Inc. Retirement Plan (the "Retirement Plan"). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs'401(k) plan were merged into the Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs' employees. Matching contributions by the Company for each of the three years ended December 31, were 2011—$67,000; 2010—$94,000; and 2009—$87,000.

        Mountaineer's qualified defined contribution plan covers substantially all of its employees and was merged as a component of the Retirement Plan as previously discussed. The Mountaineer plan was ratified retroactively on March 18, 1994 by West Virginia legislation. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state's June 30 fiscal year. Contributions to the plan during each of the three years ended December 31, were 2011—$1.9 million; 2010—$2.0 million and 2009—$2.2 million. Contributions were made to the Retirement Plan for the benefit of only the Mountaineer employees.

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension expense during each of the three years ended December 31 was as follows: 2011—$(25,000); 2010—$(25,000); and 2009—$(41,000). As of December 31, 2011, the fair value of the plan assets were approximately $1.0 million and the fair value of the benefit obligations were approximately $1.2 million, resulting in an under-funded status of $0.2 million. As of December 31, 2010, the fair value of the plan assets and benefit obligations were each approximately $1.1 million, resulting in a fully funded status. We did not make cash contributions to the Scioto Downs pension plan during any of the three years in the period ended December 31, 2011.

11. ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising costs during each of the three years ended December 31 were as follows: 2011—$12.6 million; 2010—$12.8 million; and 2009—$19.6 million. Advertising costs are reduced by advertising grants Mountaineer received from the State of West Virginia for each of the three years ended December 31 as follows: 2011—$0.6 million; 2010—$0.7 million; and 2009—$0.7 million. Advertising costs are also reduced by reimbursements Presque Isle Downs received from the Pennsylvania Horsemen's Benevolent & Protective Association for each of the three years ended December 31 as follows: 2011—$59,000; 2010—$7,000; and 2009—$65,000.

12. STOCKHOLDERS' EQUITY

Common Stock

        On August 5, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of shares of common stock which the Company will have authority to issue from 50,000,000 shares to 100,000,000 shares, par value $0.00001 per share.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

Limitations on Dividends

        We are prohibited from paying any dividends without our lenders' consent. We currently intend to retain all earnings, if any, to finance and expand our operations.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation. Total stock-based compensation expense recognized during each of the three years ended December 31 was as follows: 2011—$1,296,000; 2010—$668,000; and 2009—$108,000. These amounts are included in general and administrative expense in our accompanying consolidated statement of operations.

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

12. STOCKHOLDERS' EQUITY (Continued)

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

        On January 28, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 340,500 shares of the Company's common stock at a purchase price of $2.32, the NASDQ average price per share on that date; (ii) a total of 113,600 RSUs with a fair value of $2.32 per unit, the NASDAQ Official average price per share on that date; and (iii) cash-based performance awards totaling $604,700 to executive officers and certain key employees under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 340,500 options was $1.5224 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year 2011. The performance award levels were achieved for 2011, and the awards earned will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On March 28, 2011, in connection with the termination of a key employee, 51,433 RSUs, 54,200 stock options and cash awards of $121,300 were forfeited.

        On May 4, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 46,500 shares of the Company's common stock at a purchase price of $2.78 per share, the NASDAQ average price per share on that date; (ii) a total of 15,600 RSUs with a fair value of $2.78 per unit, the NASDAQ Official average price per share on that date; and (iii)) a cash-based performance award totaling $100,000 to an executive officer under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 46,500 options was $1.83 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards are contingent upon the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as calendar year 2011. The performance award levels were achieved for 2011, and the awards earned will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

        On August 12, 2011, pursuant to the 2010 Plan and approved by the Compensation Committee of the Board of Directors, each of the Company's six non-employee directors were granted 19,500 RSUs with a fair value of $2.77 per unit, the NASDAQ Official average price per share of common stock on that date. The RSUs vested immediately and will be delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

        On January 27, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 354,900 shares of the Company's common stock at a purchase price of $2.44, the NASDQ average price per share on that date; (ii) a total of 118,200 RSUs with a fair value of $2.44 per unit, the NASDAQ Official average price per share on that date; and (iii) cash-based performance awards totaling $637,500 to executive officers and certain key employees under the 2010 Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Further, all unvested options will fully vest and become exercisable immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The weighted average grant date fair value of the 354,900 options was $1.72 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant; and all unvested RSUs will vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year 2012. The earned awards, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period. The earned awards also vest immediately upon (i) the termination of employment by the death or the disability of the applicable employee or (ii) consummation of a change of control of the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        The restricted stock unit activity for the year ended December 31, 2011 and 2010 was as follows:

	Restricted Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2009	—	$—
Granted	880,000	1.87
Vested	(180,000)	2.14
Forfeited	(350,000)	1.78

Unvested December 31, 2010	350,000	$1.81
Granted	246,200	2.57
Exercised	(199,997)	1.80
Vested	(117,000)	2.77
Forfeited	(51,434)	1.97

Unvested December 31, 2011	227,769	$2.11

        Stock option activity during each of the three years ended December 31 is summarized as follows:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)	(in thousands)
Balance, December 31, 2008	1,483,800	$2.50 - $16.27	$7.75
Forfeited	(274,300)	$2.50 - $16.27	$11.47

Balance, December 31, 2009	1,209,500	$2.50 - $16.27	$6.91
Forfeited	(341,500)	$3.71 - $16.27	$7.68
Expired	(470,000)	$2.50	$2.50

Balance, December 31, 2010	398,000	$7.30 - 16.27	$11.46
Granted	537,000	$2.04 - 2.78	$2.28
Forfeited	(54,200)	$2.32	$2.32
Expired	(80,000)	$7.30 - 13.60	$8.48

Balance, December 31, 2011	800,800	$2.04 - 16.27	$6.22	6.81	$—

Exercisable, December 31, 2011	368,000	$2.04 - 16.27	$10.83	4.12	$—

        The total compensation cost related to unvested stock option and restricted stock unit awards not yet recognized at December 31, 2011was $437,000 and $346,000, respectively, or a total of $783,000. This cost will be recognized over the remaining vesting periods which will not exceed two years. The total compensation cost related to unvested stock option awards not yet recognized at December 31,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

2009 was $65,000. This cost was recognized over the remaining vesting periods which did not exceed one year. There was no compensation cost related to unvested stock option awards that were not yet recognized at December 31, 2010.

        There were no options exercised during the three years ended December 31, 2011. Shares issued for stock option exercises are issued from authorized, unissued shares.

        The weighted average grant date fair value of the 537,000 options granted during the year ended December 31, 2011 was $803,000. During the years ended December 31, 2011 and 2009, the fair value of the 50,000 and 332,000 options, respectively, which vested during the year, was $66,000 and $2,193,000, respectively. There were no options that vested during the year ended December 31, 2010.

        The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for each of the three years ended December 31 is as follows:

	2011	2010	2009
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	72.9%	N/A	N/A
Risk-free interest rate	2.43%	N/A	N/A
Expected life of options	5.86 years	N/A	N/A

13. INCOME TAXES

        The income tax provisions (benefit) attributable to continuing and discontinued operations during each of the three years ended December 31 is as follows:

	2011	2010	2009
	(in thousands)
Continuing operations	$4,347	$(1,361)	$(1,365)
Discontinued operations	—	(82)	(3,619)

	$4,347	$(1,443)	$(4,984)

        The income tax provision (benefit) attributable to the loss from continuing operations before income taxes during each of the three years ended December 31 is summarized as follows:

	2011	2010	2009
	(in thousands)
Current Federal	$400	$—	$(9,342)
Deferred Federal	2,636	(1,911)	7,977
Deferred State	1,311	550	—

Provision (benefit) for income taxes	$4,347	$(1,361)	$(1,365)

        The Company and its subsidiaries file a US federal income tax return, and various state and local income tax returns. The Company is no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2004. The Internal Revenue Service (the "IRS") finalized its examination of the Company's U.S. income tax return for the year ended December 31,

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

2007. In connection with their review, the IRS increased the Company's 2007 income tax liability by approximately $339,000 (plus interest associated with this amount of approximately $43,000), an amount that did not have a material impact on the consolidated financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in thousands)
Balance January 1	$418	$418	$284
Increase related to prior period tax positions	—	—	134
Reductions related to prior period tax positions	—	—	—

Balance December 31	$418	$418	$418

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        We recognize interest accrued related to unrecognized tax benefits in income tax expense, and penalties in operating expense. We recognized interest and penalties during each of the three years ended December 31 as follows: 2011—$24,000; 2010—$24,000; and 2009—$55,000.

        A reconciliation of the expected statutory federal income tax benefit to the provision (benefit) for income taxes for continuing operations during each of the three years ended December 31 was as follows:

	2011	2010	2009
Benefit for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefit resulting from:
Permanent items not deductible for income tax purposes	(0.5)	(6.7)	(17.1)
Valuation allowance	(43.2)	(9.6)	(12.9)
Other	(0.6)	2.8	0.4

Benefit for income taxes for continuing operations	(9.3)%	21.5%	5.4%

        The permanent items not deductible for income tax purposes resulted primarily from the payment of nondeductible expenses including $0.5 million, $1.1 million and $9.8 million in 2011, 2010 and 2009, respectively, related to our lobbying efforts for gaming in Ohio, as discussed in Notes 3 and 7.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

purposes. Significant components of our net deferred taxes related to continuing operations at December 31 were as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$24,074	$10,881
Impairment losses	4,185	4,060
Deferred expenses	1,759	2,033
Stock-based compensation	821	122
Other	907	666
Accrued liabilities	3,429	841
Interest	77	53

	35,252	18,656
Valuation allowance—federal net operating loss carryforwards, impairment losses and other	(22,269)	(3,455)
Valuation allowance—state net operating loss carryforwards	(2,545)	(1,791)

Deferred tax assets	$10,438	$13,410

Deferred tax liabilities:
Tax depreciation in excess of book	$(17,592)	$(16,504)
Basis difference in property and equipment	(1,932)	(2,051)
Prepaid expenses	(1,406)	(1,621)
Deferred expenses	(62)	(54)

Deferred tax liabilities	$(20,992)	$(20,230)

        As of December 31, 2011, management determined that the realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future. As a result, we recorded a full valuation allowance of $24.8 million against our net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. The Company has generated additional deferred tax liabilities related to the tax amortization of certain assets because these assets are indefinite lived and are not amortized for book purposes. Specifically, deferred tax liabilities related to indefinite-lived assets include a deferred tax liability recorded in connection with the tax amortization of our Pennsylvania gaming licenses of approximately $7.0 million, and a deferred tax liability of approximately $2.6 million recorded in connection with amounts depreciated as land improvements for tax purposes but recorded as land for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. This resulted in deferred tax expense of $2.5 million for the year ended December 31, 2011.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Valuation allowances of $22.3 million and $3.4 million were provided at December 31, 2011 and 2010, respectively for federal deferred tax assets related to net operating loss carryforwards and certain impairment losses for which we were not able to recognize a tax benefit. In addition, valuation allowances of $2.5 million and $1.8 million were provided at December 31 2011 and 2010, respectively, for state deferred tax assets. During 2011 and 2010, the aggregate valuation allowances for deferred tax assets increased by $19.0 million and $0.3 million, respectively. The 2011 and 2010 increases relate primarily to federal and state net operating loss carryforwards and impairment losses that are not considered more likely than not realizable.

        For federal income tax purposes, we have approximately $515,000 in alternative minimum tax credit carryforwards, approximately $60.1 million in net operating loss carryforwards, approximately $832,000 in capital loss carryforwards, and approximately $268,000 in other federal credit carryforwards at December 31, 2011. The net operating loss carryforwards begin to expire in 2020 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards (approximately $3.0 million) is limited as to the amount that can be utilized in each tax year by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $35.0 million that begin to expire in 2024. We are no longer subject to federal and state income tax examinations for years before 2004.

14. QUARTERLY DATA (UNAUDITED)

        Continuing operations exclude the operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Harness Raceway and MTR-Harness, Inc.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2011:
Revenues	$100,724	$113,315	$118,601	$106,541
Less promotional allowances	(2,386)	(2,796)	(2,962)	(2,951)

Net revenues	98,338	110,519	115,639	103,590
Operating expenses	89,180	94,185	105,137	92,012

Operating income(1)	9,158	16,334	10,502	11,578
(Loss) income from continuing operations(2)	(5,133)	2,262	(41,517)	(6,765)
Net (loss) income(3)	$(5,133)	$2,262	$(41,517)	$(5,977)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.19)	$0.08	$(1.49)	$(0.24)
Net (loss) income	$(0.19)	$0.08	$(1.49)	$(0.21)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.19)	$0.08	$(1.49)	$(0.24)
Net (loss) income	$(0.19)	$0.08	$(1.49)	$(0.21)
Weighted average shares outstanding—basic	27,717,041	27,800,392	27,880,204	27,940,702
Weighted average shares outstanding—diluted	27,717,041	27,869,684	27,880,204	27,940,702

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED) (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2010:
Revenues	$101,754	$114,136	$121,687	$97,120
Less promotional allowances	(2,395)	(2,514)	(2,540)	(2,357)

Net revenues	99,359	111,622	119,147	94,763
Operating expenses	90,069	98,744	103,605	84,714

Operating income (loss)(4)	9,290	12,878	15,542	10,049
(Loss) income from continuing operations	(3,137)	(510)	1,474	(2,790)
Net (loss) income	$(3,280)	$(517)	$1,498	$(2,817)
Basic net income (loss) per common share:
(Loss) income from continuing operations	$(0.11)	$(0.02)	$0.05	$(0.10)
Net (loss) income	$(0.12)	$(0.02)	$0.05	$(0.10)
Diluted net income (loss) per common share:
(Loss) income from continuing operations	$(0.11)	$(0.02)	$0.05	$(0.10)
Net (loss) income	$(0.12)	$(0.02)	$0.05	$(0.10)
Weighted average shares outstanding—basic	27,475,260	27,475,260	27,587,760	27,655,526
Weighted average shares outstanding—diluted	27,475,260	27,475,260	27,793,982	27,655,526

(1)
Operating income for each of the quarters ended during 2011 includes the following:

•
June 30—receipt of payment of $1.8 million relating to lease of mineral rights

•
September 30—project-opening costs of $0.2 million related to poker table gaming operations at Presque Isle Downs, which commenced in October; and other regulatory gaming assessment costs of $5.8 million relating to Presque Isle Downs

•
December 31—receipt of payment of $0.3 million relating to lease of mineral rights; impairment losses of $0.7 million relating to non-operating real property; and other regulatory gaming assessment costs of $0.1 million relating to Presque Isle Downs

(2)
(Loss) income from continuing operations for each of the quarters ended during 2011 includes the following:

•
March 31—an income tax valuation allowance of $0.9 million that was provided in excess of the Company's deferred tax benefits

•
June 30—an income tax valuation allowance of $0.6 million that was provided in excess of the Company's deferred tax benefits

•
September 30—a loss on extinguishment of $34.4 million resulting from the write-offs of deferred financing fees and original issue discount and the payment of tender and redemption fees related to the repurchase of our Senior Secured Notes and Senior Subordinated Notes and termination of our former credit agreement; and an income tax valuation allowance of $1.2 million that was provided in excess of the Company's deferred tax benefits

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY DATA (UNAUDITED) (Continued)

  •
  December 31—an income tax valuation allowance of $1.2 million that was provided in excess of the Company's deferred tax benefits

(3)
Net (loss) income for the quarter ended December 31, 2011 includes $867,000 received as a settlement payment relating to the sale of Binion's

(4)
Operating income for each of the quarters ended during 2010 includes the following:

•
March 31—project-opening costs of $0.1 million related to table gaming operations at Presque Isle Downs, which commenced on July 8, 2010

•
June 30—project-opening costs of $1.0 million related to table gaming operations at Presque Isle Downs, which commenced on July 8, 2010, strategic costs of $0.4 million associated with lobbying and gaming efforts in Ohio

•
September 30—project-opening costs of $0.3 million related to table gaming operations at Presque Isle Downs; and other regulatory gaming assessment costs of $0.8 million relating to Presque Isle Downs

•
December 31—strategic costs of $0.2 million associated with lobbying and gaming efforts in Ohio

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$386,000	$33,000	$36,000	$383,000
Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$458,000	$49,000	$121,000	$386,000
Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$125,000	$383,000	$50,000	$458,000

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
10.3
Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.4
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 2, 2007).
10.5	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.6
First Amendment to Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.7	Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our current report on Form 8-K filed on April 4, 2011).

EXHIBIT NO.	ITEM TITLE
10.8	First Amendment to Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.9
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.10
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.11	Employment Agreement, dated as of December 15, 2010, by and between Presque Isle Downs, Inc., a wholly-owned subsidiary of MTR Gaming Group, Inc., and Fred A. Buro (filed herewith).
10.12
First Amendment to Employment Agreement, dated as of December 15, 2010, by and between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.13	MTR Gaming Group, Inc. Executive Medical Reimbursement Plan Document and Summary (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2011).
10.14	2010 Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.15	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.16	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.17	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.18	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document

EXHIBIT NO.	ITEM TITLE
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document