Form 10-Q
period 2012-03-31
MTR GAMING GROUP INC
filed 2012-05-10
CIK 834162

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,668,839
Outstanding at May 8, 2012

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31 2012	December 31 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,872	$85,585
Restricted cash	2,209	1,146
Accounts receivable, net of allowance for doubtful accounts of $375 in 2012 and $383 in 2011	2,797	4,554
Amounts due from West Virginia Lottery Commission	—	122
Inventories	3,417	3,503
Deferred financing costs	1,641	1,622
Deferred income taxes	495	494
Prepaid expenses and other current assets	5,419	5,366

Total current assets	68,850	102,392
Property and equipment, net	321,415	299,579
Funds held for construction project	116,970	130,114
Other intangible assets	95,577	85,577
Deferred financing costs, net of current portion	9,639	9,919
Deposits and other	1,902	1,902
Non-operating real property	11,207	11,207
Assets of discontinued operations	181	181

Total assets	$625,741	$640,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,124	$1,461
Accounts payable—gaming taxes and assessments	4,619	8,854
Accrued payroll and payroll taxes	3,511	3,872
Accrued interest	10,908	27,072
Accrued income taxes	648	958
Other accrued liabilities	11,302	10,741
Construction project and equipment liabilities	8,639	3,732
Liabilities of discontinued operations	216	223

Total current liabilities	40,967	56,913
Long-term debt	552,288	548,933
Other regulatory gaming assessments	5,154	5,408
Long-term compensation	357	242
Deferred income taxes	11,675	11,048

Total liabilities	610,441	622,544

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	62,960	62,804
Accumulated deficit	(47,479)	(44,288)
Accumulated other comprehensive loss	(396)	(404)

Total stockholders' equity of MTR Gaming Group, Inc.	15,085	18,112
Non-controlling interest of discontinued operations	215	215

Total stockholders' equity	15,300	18,327

Total liabilities and stockholders' equity	$625,741	$640,871

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31
	2012	2011
Revenues:
Gaming	$100,141	$90,946
Pari-mutuel commissions	1,159	1,086
Food, beverage and lodging	7,874	7,153
Other	1,946	1,539

Total revenues	111,120	100,724
Less promotional allowances	(3,170)	(2,386)

Net revenues	107,950	98,338

Operating expenses:
Expenses of operating departments:
Gaming	62,126	57,001
Pari-mutuel commissions	1,564	1,790
Food, beverage and lodging	5,774	5,443
Other	1,345	1,255
Marketing and promotions	3,073	3,322
General and administrative	13,197	13,295
Project opening costs	259	—
Depreciation	6,238	7,073
(Gain) loss on the sale or disposal of property	(5)	1

Total operating expenses	93,571	89,180

Operating income	14,379	9,158
Other income (expense):
Interest income	80	8
Interest expense	(17,020)	(13,368)

Loss before income taxes	(2,561)	(4,202)
Provision for income taxes	(630)	(931)

Net loss	$(3,191)	$(5,133)

Net loss per share:
Basic	$(0.11)	$(0.19)

Diluted	$(0.11)	$(0.19)

Weighted average number of shares outstanding:
Basic	27,960,030	27,717,041

Diluted	27,960,030	27,717,041

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
Net loss	$(3,191)	$(5,133)
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Amortization of net loss (gain) (net of tax of $5 and $21)	8	(38)

Other comprehensive income (loss)	8	(38)

Comprehensive loss	$(3,183)	$(5,171)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net loss	$(3,191)	$(5,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,238	7,073
Amortization of deferred financing fees and accretion of original issue discount	948	1,652
Bad debt expense	(8)	49
Stock-based compensation expense	162	299
Deferred income taxes	626	(4)
(Gain) loss on the sale or disposal of property	(5)	1
Change in operating assets and liabilities:
Accounts receivable	1,765	1,211
Other current assets	33	163
Accounts payable	(4,564)	(7,611)
Accrued liabilities	(13,137)	(5,815)
Other regulatory gaming assessments	(262)	—
Long-term compensation	115	28
Accrued income taxes	(310)	935

Net cash used in continuing operating activities	(11,590)	(7,152)
Net cash used in discontinued operating activities	(7)	(1)

Net cash used in operating activities	(11,597)	(7,153)

Cash flows from investing activities:
Increase in restricted cash	(1,063)	(240)
Decrease in funds held for construction project	13,144	—
Decrease in deposits and other	—	27
Payment of Ohio video lottery terminal license fee	(10,000)	—
Proceeds from the sale of property and equipment	5	1
Reimbursement of capital expenditures for West Virginia regulatory authorities	307	—
Capital expenditures	(23,352)	(318)

Net cash used in investing activities	(20,959)	(530)

Cash flows from financing activities:
Principal payments on long-term debt	—	(305)
Financing cost paid	(157)	(10)

Net cash used in financing activities	(157)	(315)

Net decrease in cash and cash equivalents	(32,713)	(7,998)
Cash and cash equivalents, beginning of period	85,585	53,820

Cash and cash equivalents, end of period	$52,872	$45,822

Cash paid during the period for:
Interest paid	$32,488	$17,110

Income taxes paid	$314	$—

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

        MTR Gaming Group, Inc. (the "Company" or "we"), a Delaware corporation, is a hospitality and gaming company that owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio.

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

        Certain reclassifications have been made to the prior period's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net loss or cash flows.

        We have evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognized subsequent events were identified.

        For further information, refer to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2—FAIR VALUE MEASUREMENTS

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

NOTE 2—FAIR VALUE MEASUREMENTS (Continued)

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

        The fair value of our cash equivalents approximates the carrying value at March 31, 2012 and December 31, 2011. In addition, funds held for construction represents monies invested in money market funds and also approximate the carrying value at March 31, 2012 and December 31, 2011. The fair value was determined based on Level 1 inputs.

        Pursuant to the provisions of our Credit Facility (see Note 7), any outstanding borrowings bear interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings is presumed to approximate fair value. There were no amounts outstanding at March 31, 2012 and December 31, 2011. The fair values of our 11.5% Senior Secured Second Lien Notes (see Note 7) was $559.7 million at March 31, 2012 and $473.2 million at December 31, 2011, compared to carrying values of $552.3 million and $548.9 million at March 31, 2012 and December 31, 2011, respectively. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Second Lien Notes were stated at carrying value as long-term debt in our accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

NOTE 3—SCIOTO DOWNS

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks, including Scioto Downs. The framework included the following proposed terms for racetrack owner seeking to become VLT sales agents:

  •
  $50.0 million licensing fee ($10.0 million payable upon application, $15.0 million payable at the onset of VLT sales and $25.0 million payable one year after the onset of VLT sales);

  •
  commissions for VLT sales agents (the amount of sales revenue the racetrack owners would be permitted to retain) would not exceed 66.5%;

  •
  required investment of at least $150.0 million in the facilities within three (3) years following licensure, including VLT machines, with a maximum credit of $25.0 million allowed for the value of existing facilities and land;

  •
  facilities would be required to open within three (3) years of license approval;

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—SCIOTO DOWNS (Continued)

  •
  the state would consider transferring horse racing permits from current track locations to new temporary locations, which may include the Dayton and Youngstown areas, at a later date;

  •
  VLT licensees would enter into an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  for the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack that is eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio will create significant additional competition in one of our primary markets.

        In October 2011, the Ohio Lottery Commission approved certain rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economic benefit data that may be requested has not yet been determined. We continue to work with the horse racing industry (the "Horsemen") to finalize an agreement on the funds to benefit the industry. However, based upon pending legislation and discussion with state officials, we believe that we will be able to commence VLT operations in the event terms are not finalized with the Horsemen at opening. On December 6, 2011, additional legislation was introduced that seeks to make changes to the law regarding guidelines for statewide education management system, horse racing, VLTs and casino gaming. As it relates to horseracing and VLTs, the proposed legislation establishes a minimum number of racing days and requires simulcast programs; refines the procedures for licensing by the state lottery commission of lottery technology providers, testing laboratories and gaming employees; and stipulates that certain propriety information provided by the applicants for a VLT-related license are confidential and not subject to disclosure.

        VLT operations at racetracks are also the subject of litigation seeking to prevent such gaming activities, which could delay or potentially halt commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor and legislature's approval of legislation authorizing VLTs at

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—SCIOTO DOWNS (Continued)

the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The plaintiffs filed their response on January 23, 2012; and the Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 20, 2012. Oral arguments were presented on April 5, 2012 (see Note 8). As a result, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will commence on the terms described above or of the timing of commencement of operations of VLTs at racetracks in Ohio, including Scioto Downs.

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

        The construction of the VLT gaming facility at Scioto Downs commenced in December 2011 and is expected to be completed during the third quarter of 2012. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,791 VLTs and the facility will be fully operational in the third quarter of 2012 with 326 additional VLTs. There will also be a 300-seat buffet, a 100-seat casual dining restaurant, a center bar/lounge with high-tech sound and lights, and we will offer a variety of entertainment options while the existing racetrack also benefits from a variety of significant improvements. However, there can be no assurance as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control.

NOTE 4—PROPERTY AND EQUIPMENT

        During 2009, we designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. Other than the sales completed during 2010 and 2011, the remaining properties do not meet the classification criteria established in ASC 360 and as such are not classified as held for sale at March 31, 2012 and December 31, 2011. These properties are included in non-operating real properties in our accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011.

        As discussed in Note 3, we commenced construction of the VLT facility at Scioto Downs in December 2011. During the three months ended March 31, 2012, we expended approximately $26.9 million related to construction costs and equipment purchases, including $0.2 million of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—PROPERTY AND EQUIPMENT (Continued)

capitalized interest. Of the total $125.0 million project cost, we have expended a total of approximately $31.9 million through March 31, 2012.

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre for a total of approximately $2.1 million, of which $1.8 million was paid initially and the remaining $0.3 million was paid upon the release of certain liens on that property. Such amounts were received during 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. Such future royalty payments will be recognized in our consolidated statement of operations when received. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        During the three months ended months ended March 31, 2012, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $0.2 million. These reimbursements are reflected within investing activities in our accompanying consolidated statements of cash flows. No such reimbursements were provided by the West Virginia Racing Commission during the three months ended March 31, 2011. In addition, West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover (from amounts paid to the West Virginia Lottery Commission, as discussed below) $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the West Virginia Lottery Commission's four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the six months ended December 31, 2011, Mountaineer made eligible purchases aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million. This amount was recorded as a reduction in the basis of the underlying assets. Through December 31, 2011, we had received $1.4 million of the reimbursement from the West Virginia Lottery Commission; and the remaining $0.1 million was received in February 2012. During the three months ended March 31, 2012, Mountaineer did not make any eligible purchases that would qualify for reimbursement under the modernization fund.

NOTE 5—EQUITY TRANSACTIONS AND EARNINGS PER SHARE

        We account for stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units ("RSUs"), to be recognized in the consolidated statement of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. This accounting standard also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

        On January 27, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 354,900 shares of the Company's common stock at a purchase price of $2.44, the NASDAQ average price per share on that date; (ii) a total of 118,200 RSUs with a fair value of $2.44 per unit, the NASDAQ average price per share on that date; and (iii) cash-based performance awards totaling $637,500 to executive officers and certain key employees under the 2010 Long-Term Incentive Plan (the "2010 Plan"). The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. The weighted average grant date fair value of the 354,900 options was $1.59 per share. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year 2012. The earned awards, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period.

        On February 20, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 20,900 shares of the Company's common stock at a purchase price of $2.81, the NASDAQ average price per share on that date; (ii) a total of 7,000 RSUs with a fair value of $2.81 per unit, the NASDAQ average price per share on that date; and (iii) cash-based performance awards totaling $45,300 to a key employee under the 2010 Plan. The weighted average grant date fair value of the 20,900 options was $1.84 per share. The vesting provisions described above for the grants on January 27, 2012, also apply to these grants.

        On March 5, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 16,300 shares of the Company's common stock at a purchase price of $4.02, the NASDAQ average price per share on that date; (ii) a total of 5,400 RSUs with a fair value of $4.02 per unit, the NASDAQ average price per share on that date; and (iii) cash-based performance awards totaling $41,200 to a key employee under the 2010 Plan. The weighted average grant date fair value of the 16,300 options was $2.64 per share. The vesting provisions described above for the grants on January 27, 2012, also apply to these grants.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EQUITY TRANSACTIONS AND EARNINGS PER SHARE (Continued)

        The restricted stock unit and stock option activity for the three months ended March 31, 2012 was as follows:

	Restricted Stock Units		Stock Options
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price
Unvested or outstanding as of December 31, 2011	227,769	$2.11	800,800	$6.22
Granted	130,600	2.53	392,100	2.53
Vested or exercised	(15,000)	1.78	—	—
Expired	—	—	(25,000)	15.00
Forfeited	—	—	—	—

Unvested or outstanding as of March 31, 2012	343,369	$2.28	1,167,900	$4.79

Exercisable March 31, 2012			487,479	$8.06

        Total stock compensation expense recognized during the three months ended March 31, 2012 was $162,000, including $95,000 relating to stock options and $67,000 relating to RSUs. During the three months ended March 31, 2011, we recognized stock compensation expense of $299,000, including $105,000 relating to stock options and $194,000 relating to RSUs.

        As of March 31, 2012, we had approximately $987,000 and $609,000 of unrecognized compensation cost related to non-vested stock options and RSUs, respectively, that is expected to be recognized over a weighted-average period of approximately 2.41 years and 2.24 years, respectively.

        We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, RSUs, and other convertible securities utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised, and that the proceeds from such activity were used to acquire shares of common stock at average market price during the reporting period. For the three months ended March 31, 2012 and 2011, respectively, the weighted average number of options to purchase 1,167,900 and 834,000 shares of common stock and the weighted average number of unvested RSUs of 343,400 and 255,500 were outstanding but were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive.

NOTE 6—INCOME TAXES

        The income tax provision for the three months ended March 31, 2012 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—INCOME TAXES (Continued)

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2012. The increase in the federal and state valuation allowances for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.9 million, respectively.

        We recognize interest accrued related to unrecognized tax benefits in income tax expense, and penalties in operating expense. During the three months ended March 31, 2012 and 2011, we recognized interest expense of approximately $4,000 and $11,000, respectively.

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

NOTE 7—LONG-TERM DEBT

        At March 31, 2012, we had total debt in aggregate principal amount of $552.3 million (net of discounts), all of which was outstanding under our 11.5% Senior Secured Second Lien Notes (net of discounts). There were no borrowings outstanding under our senior secured revolving credit facility which we entered into on August 1, 2011.

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to refinance our former debt obligations and to provide necessary funding to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 was satisfied in cash and PIK Interest, as defined in the Indenture. As a result, additional Notes of $2,825,000 were issued on February 1, 2012. The issuance of the PIK Notes is excluded from financing activities in the accompanying consolidated statement of cash flows for the three months ended March 31, 2012. We have also made the election to satisfy the interest payment due on August 1, 2012 in cash and PIK Interest.

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

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property (as defined in the Indenture).

        Until such time as we were granted a license to operate VLTs at Scioto Downs, we were not able to utilize $130.0 million of the net proceeds of the Notes. Such net proceeds were deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, had a perfected first-priority security interest. Prior to the receipt of the License, no withdrawals were permitted from the segregated account. Upon the satisfaction of the licensing requirement, as evidenced by the receipt of the License to install and operate VLTs at Scioto Downs, we are now permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs. During the three months ended March 31, 2012, we utilized approximately $13.2 million of these proceeds. The remaining proceeds (including interest earned thereon) of approximately $117.0 million are reflected as funds held for construction in the accompanying consolidated balance sheets at March 31, 2012.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts were drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%.

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

        The Credit Facility contains a number of customary covenants and certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. As of March 31, 2012, the Company remained in compliance with the covenants.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

        On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (collectively, the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. The MTR Defendants submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually, and on March 28, 2012, the litigation was dismissed. The co-plaintiffs appealed the decision on April 4, 2012.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008 Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. We are currently in the process of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized.

        Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators-Plaintiffs in this case, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions that were filed by the Ohio Attorney General and Scioto Downs, Inc. were deemed filed as of February 20, 2012, and oral arguments were presented on April 5, 2012. A decision is expected to be rendered by the end of May 2012.

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

        In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. The GEIDC assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired (approximately 205 acres). The GEIDC has agreed to indemnify us for the breach of its obligations under the Consent Order. However, we have been advised by the PaDEP that we have not been released from liability and responsibility under the Consent Order. The GEIDC has begun the necessary remediation activities. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million expiring in 2014 with respect to the property, which we believe is in excess of any exposure that we may have in this matter.

        The GEIDC claimed that Presque Isle Downs was obligated to supply approximately 50,500 cubic yards of "clean fill dirt" for the parcel of land of the International Paper site that was previously sold to the GEIDC. Presque Isle Downs has taken the position that it has no such obligation because (i) any such requirement contained in the sales agreement was merged into the deed delivered at the time of the sale; and (ii) the GEIDC had expressly waived this requirement. However, on December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding them $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however the judgment and related interest were accrued and reflected as part of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

accrued liabilities in the accompanying consolidated balance sheet at March 31, 2012 and December 31, 2011. Pending the appeal process for which oral arguments should be scheduled before September 30, 2012, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and reflected as part of restricted cash in the accompanying consolidated balance sheet at March 31, 2012.

        We are a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial condition or results of operations.

Regulatory Gaming Assessments

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $3.8 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at March 31, 2012 is in the aggregate amount of approximately $5.7 million after a reduction of our total estimated liability of $133,000 and our first quarter payment of $129,000. The estimated total obligation at December 31, 2011 was approximately $5.9 million.

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

  •
  the successful implementation of video lottery terminals ("VLTs") at racetracks in Ohio and our ability to operate VLTs at Scioto Downs, our racetrack in Columbus, Ohio;

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

  •
  the other factors set forth in Part I. Items 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        Mountaineer currently operates 2,132 slot machines, 14 poker tables and 45 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December and on-site pari-mutuel wagering.

        Presque Isle Downs currently operates 2,070 slot machines, 44 casino table games and a nine-table poker room, which we began operating on October 3, 2011. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September with pari-mutuel wagering year-round..

        Scioto Downs conducts live harness horse racing with pari-mutuel wagering generally during the months of May through September. However, on January 25, 2012, we received our Video Lottery Sales Agent License (the "License") at Scioto Downs and submitted our initial $10 million license fee. The License is conditional and permits Scioto Downs to install and operate video lottery terminals ("VLTs") subject to compliance with all applicable statutes, regulations and provisions of Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission prior to Scioto Downs commencing video lottery sales.

        The construction of the VLT gaming facility at Scioto Downs commenced in December 2011 and is expected to be completed during the third quarter of 2012. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,791 VLTs and the facility will be fully operational in the third quarter of 2012 with 326 additional VLTs. There will also be a 300-seat buffet, a 100-seat casual dining restaurant, a center bar/lounge with high-tech sound and lights, and we will offer a variety of entertainment options while the existing racetrack also benefits from a variety of significant improvements.

Results of Operations

Three Months March 31, 2012 Compared to Three Months Ended March 31, 2011

        The following tables set forth information concerning our results of operations by property.

	Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands)
Net revenues:
Mountaineer Casino, Racetrack & Resort	$58,975	$51,411
Presque Isle Downs & Casino	48,876	46,815
Scioto Downs	78	91
Corporate	21	21

Consolidated net revenues	$107,950	$98,338

	Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands)
Operating income (loss):
Mountaineer Casino, Racetrack & Resort	$9,959	$6,159
Presque Isle Downs & Casino	7,750	6,182
Scioto Downs(1)	(933)	(675)
Corporate	(2,397)	(2,508)

Consolidated operating income	$14,379	$9,158

(1)
Scioto Downs' operating income for the three months ended March 31, 2012 includes project-opening costs of $259,000 related to VLT gaming operations which are expected to commence in the second quarter of 2012.

        The following tables set forth a reconciliation of net income (loss), a U.S. generally accepted accounting principles ("GAAP") financial measure, to Adjusted EBITDA, a non-GAAP financial measure, for each of the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands)
Adjusted EBITDA:
MTR Gaming Group, Inc. (consolidated):
Net loss	$(3,191)	$(5,133)
Interest expense, net of interest income and capitalized interest	16,940	13,360
Provision for income taxes	630	931
Other regulatory gaming assessments	(133)	—
Depreciation	6,238	7,073
(Gain) loss on the sale or disposal of property	(5)	1

Adjusted EBITDA	$20,479	$16,232

Mountaineer Casino, Racetrack & Resort:
Net income	$9,960	$6,148
Interest expense	—	10
Depreciation	2,805	3,116
(Gain) loss on the sale or disposal of property	(5)	1

Adjusted EBITDA	$12,760	$9,275

Presque Isle Downs & Casino:
Net income	$7,146	$5,254
Interest (income) expense, net	(24)	4
Provision for income taxes	627	924
Other regulatory gaming assessments	(133)	—
Depreciation	3,219	3,753

Adjusted EBITDA	$10,835	$9,935

Scioto Downs:
Net loss	$(705)	$(682)
(Capitalized interest) interest expense	(228)	8
Depreciation	201	192

Adjusted EBITDA	$(732)	$(482)

Corporate:
Net loss	$(19,592)	$(15,853)
Interest expense, net of interest income	17,192	13,338
Provision for income taxes	3	7
Depreciation	13	12

Adjusted EBITDA	$(2,384)	$(2,496)

        Adjusted EBITDA represents earnings (losses) before interest expense (income), income tax expense (benefit), depreciation and amortization, (gain) loss on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, loss (gain) on debt modification and extinguishment and equity in loss on unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Adjusted EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments which can be significant. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

Mountaineer's Operating Results:

        During the three months ended March 31, 2012, Mountaineer's net revenues increased by $7.5 million, or 14.7%, compared to the three months ended March 31, 2011, primarily due to a $7.1 million increase in gaming revenues. Net revenues earned from food, beverage and lodging operations increased by $0.7 million, and net revenues earned from other sources, including pari-mutuel commissions, increased by $0.4 million. Promotional allowances increased by $0.7 million. Mountaineer's overall operating margin increased to 16.9% in 2012 from 12.0% in 2011, which was primarily due to the increase in revenues while cost containment initiatives remained a priority.

        During the second half of 2011, Mountaineer's operating results were not as severely affected by competition from gaming operations in Pennsylvania and weak economic conditions (as was the case in the first half of 2011). Mountaineer's favorable results during the first quarter of 2012 were attributable to a change in Mountaineer's marketing approach, utilizing the entire availability of free play more effectively and providing consistent promotional offerings. In addition, the area's winter weather in early-2012 was milder than in 2011.

        Significant factors contributing to Mountaineer's first quarter 2012 operating results were:

  •
  an increase in net revenues and an improvement in operating margins (as discussed above); and

  •
  an overall efficient control of operating costs (exclusive of gaming taxes) which were only $0.4 million, or 2.2%, in excess of the same period of 2011.

        A discussion of Mountaineer's key operations follows.

        Gaming Operations.    Revenues from gaming operations during the first quarter of 2012 increased by $7.1 million, or 15.3%, to $53.7 million compared to the same period of 2011; and the gross profit margin increased to 38.3% in 2012 from 37.6% in 2011. The increase in the gross profit margin resulted primarily from the 15.3% increase in total gaming revenue with only a 14.0% increase in operating costs. Revenues from slot operations increased by $7.0 million to $46.3 million in 2012 compared to $39.3 million in 2011, and table gaming and poker revenue increased by $0.1 million in the aggregate, generating revenues of $6.8 million and $0.6 million, respectively, in 2012 compared to $6.7 million and $0.6 million, respectively, in 2011.

        The following tables set forth statistical information concerning Mountaineer's gaming operations.

	Three Months Ended March 31,
	2012	2011
Slots:
Total gross wagers	$548,953,000	$460,956,000
Less winning patron payouts	(502,672,000)	(451,598,000)

Gaming revenues (slot net win)	$46,281,000	$39,358,000
Average daily net win per slot machine	$239	$170
Hold percentage	8.4%	8.5%
Average number of slot machines	2,132	2,566
Tables:
Total table drop	$37,078,000	$36,139,000
Average daily net win per table	$1,666	$1,579
Hold percentage	18.4%	18.5%
Average number of tables	45	47
Poker:
Average daily poker rake per table	$472	$290
Average number of tables	14	24

        We attribute the increase in slot revenue for the three months ended March 31, 2012 primarily to due to a change in Mountaineer's marketing approach, utilizing the entire availability of free play more effectively and providing consistent promotional offerings. The marketing approach, coupled with milder winter weather in early-2012 and improving economic conditions, brought patrons to the property on a more consistent basis than in the previous year. These factors helped to mitigate the competitive pressures from Pennsylvania casinos. However, table gaming and poker revenue was relatively flat in the first quarter of 2012 compared to the same period of 2011. We attribute this primarily to the ongoing competitive pressures from The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, and The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 50 miles southeast of Mountaineer, and to a lesser extent, Presque Isle Downs. Management expects that these competitive pressures are likely to continue to impact table gaming and poker revenue at Mountaineer in 2012.

        Even though Mountaineer's gaming results were not as severely affected by competition from gaming operations in Pennsylvania and economic conditions as they were in the first half of 2011, we expect that competitive pressures are likely to impact slot gaming at Mountaineer in the foreseeable future.

        In addition, on November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Mountaineer commencing in approximately mid-2012. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. Furthermore in June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks, including Scioto Downs. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park (which are both also located in the Cleveland area) and the proposed relocation of a racetrack to Youngstown, Ohio will create significant new competition at Mountaineer, which may negatively impact our results of operations at Mountaineer and that such negative impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs.

        Gaming taxes and assessments as a percentage of slot revenues for both 2012 and 2011 were 55.4%. For poker and table gaming operations, the tax rate is 35% plus amortization of an annual licensing fee of $2.5 million. Therefore, the effective tax rates on poker and table gaming revenues were 43.4% in 2012 and 43.6% in 2011, respectively, as a result of decreased table gaming revenue. Overall, gaming taxes and assessments increased by $3.9 million during 2012 compared to 2011 as a result of the 15.3% increase in gaming revenues. Additionally, other gaming-related operating costs only increased by $0.2 million during 2012 compared to 2011.

        We have focused our marketing efforts on our existing 760,000 member customer database and capitalized on our spa, golf and hotel amenities at Mountaineer in order to attract repeat visitors. Furthermore, we have undertaken several strategic initiatives that we believe will allow us to continue the progress we have made. First, we launched an improved loyalty program on May 1, 2012, which is the first step in producing an integrated and coordinated players club between all of our properties. Secondly, we are launching affiliation programs with other entertainment and gaming destinations to provide our loyal customers with additional opportunities to benefit from their play at our facilities. We believe that these are just the first steps in a process that will provide a multitude of options to reward our loyal customers.

        Mountaineer offers its patrons the ability to play slot machines with promotional credits (commonly referred to as "free play"). Promotional credits are not subject to taxes and assessments. Mountaineer's ability to offer promotional credits is subject to revision and review at any time by the West Virginia Lottery Commission. Effective on January 1, 2012 and through June 30, 2012, the maximum percentage of allowable promotional credits to be redeemed increased to 2 3/4% of credits played during the preceding calendar year. In the event that this maximum is exceeded, Mountaineer is assessed gaming taxes and assessments on the amount of the excess. During the three-month periods of 2012 and 2011, Mountaineer's patrons redeemed promotional credits of $11.7 million and $8.7 million, respectively.

        Pari-mutuel Commissions.    Overall, pari-mutuel commissions increased by 6.1% to $830,000 during the three months ended March 31, 2012 from 782,000 during the same period of 2011. The increase was primarily due to one additional live racing day in 2012 compared to 2011, and is consistent with the national average increase in wagering and purses of 5.4% and 9.8%, respectively, during the first quarter of 2012 compared to the same period of 2011, as reported by Equibase Company. Live racing at Mountaineer commenced on March 2, 2012, and will end on December 21, 2012, operating live racing on 210 days.

        We believe the increase in the national averages can be attributed to the first quarter of 2012 generally containing one additional race day (due to leap year) and overall milder winter weather in early 2012. However, live racing and import simulcast at Mountaineer for the remainder of 2012 may be impacted by the conversion of some live racing patrons to export simulcast patrons (whether through traditional off-track wagering facilities or growth in the utilization of telephone and/or internet wagering) and increased competition from Pennsylvania's racetracks. Mountaineer currently simulcasts its live races to over 1,300 sites.

        Food, beverage and lodging operations.    Revenues from food, beverage and lodging operations during the first quarter of 2012 were $5.4 million, which increased by $0.7 million, or 15.4%, compared to the same period of 2011; and gross profit from these operations increased by 27.1%. As a result, the gross profit margin increased to 31.5% in 2012 from 28.6% in 2011. The increase in revenues was primarily related to food and beverage resulting from increased patron traffic, as noted above. The increase in gross profit was primarily due to the increase in revenues and a 4% decrease in food costs as a percentage of revenues.

        During the first quarter of 2012, the average daily room rate ("ADR") for the Grande Hotel (exclusive of complimentary rooms provided to gaming patrons) increased slightly to $77.78 during 2012 from $69.28 during 2011. The ADR (inclusive of complimentary rooms) decreased to $45.32 from $52.49 during the same periods, respectively. The average occupancy rate increased to 92.3% from 78.3% during the same periods, respectively. During 2012, RevPAR (or revenue per available room) was $41.94 compared to $41.37 during 2011. The decrease in daily room rates and increase in occupancy primarily reflected a shift in marketing strategies to market the hotel to gaming patrons.

        Other operations.    Other operating revenues were primarily derived from operations of the spa, fitness center, retail outlets, valet parking and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special entertainment events at The Harv and the convention center. Mountaineer's earned revenues from other operations increased by $0.3 million during the three months ended March 31, 2012; and operating expenses remained consistent when compared to the same period during 2011. The increase in revenues was primarily due to increased commissions earned from check cashing and ATM services resulting from the increase in patron traffic, as discussed above.

Presque Isle Downs' Operating Results:

        During the three months ended March 31, 2012, Presque Isle Downs' net revenues increased by $2.1 million, or 4.4%, compared to the three months ended March 31, 2011, due in its entirety to an increase in gaming revenues. Revenues from other sources, including food and beverage revenue and pari-mutuel commissions increased by $0.1 million, offset by an increase in promotional allowances of $0.1 million. Presque Isle Downs' overall operating margin increased to 15.9% in 2012 from 13.2% in 2011, due primarily to increased revenues, operational efficiencies and the property's cost containment efforts.

        Significant factors contributing to Presque Isle Downs' first quarter 2012 operating results were:

  •
  an increase in net revenues and an improvement in operating margins (as discussed above); and

  •
  an overall efficient control of operating costs (exclusive of gaming taxes) which were only $0.2 million greater than the same period of 2011.

        Gaming Operations.    Revenues from gaming operations during the first quarter of 2012 increased by $2.1 million, or 4.7%, to $46.4 million compared to the same period of 2011; and the gross profit margin increased to 37.6% in 2012 from 37.0% in 2011. The increase in the gross profit margin resulted primarily from the 14.7% increase in total gaming revenue with only a 4.0% increase in operating costs. Revenues from slot operations increased by $1.3 million to $40.6 million in 2012 compared to $39.3 million in 2011, and table gaming revenue increased by $0.3 million, generating revenue of $5.3 million in 2012 compared to $5.0 million in 2011. In addition, incremental poker revenue was earned in 2012 as a result of the opening of the property's nine-table poker room on October 3, 2011.

        The following tables set forth statistical information concerning Presque Isle Downs' gaming operations.

	Three Months Ended March 31,
	2012	2011
Slots:
Total gross wagers	$523,997,000	$520,394,000
Less winning patron payouts	(483,373,000)	(481,050,000)

Gaming revenues (slot net win)	$40,624,000	$39,344,000
Average daily net win per slot machine	$216	$215
Hold percentage	7.8%	7.6%
Average number of slot machines	2,070	2,030
Tables:
Total table drop	$26,497,000	$24,879,000
Average daily net win per table	$1,324	$1,160
Hold percentage	20.0%	20.1%
Average number of tables	44	48
Poker:
Average daily poker rake per table	$618	$—
Average number of tables	9	—

        We attribute the increase in slot revenue for the three months ended March 31, 2012 primarily to milder winter weather in early-2012 and improving economic conditions. These factors helped to mitigate the competitive pressures from casinos in western Pennsylvania and western New York. However, we expect that competitive pressures and planned road construction on each of the casino's primary feeder highways are likely to impact gaming at the property in the foreseeable future.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Presque Isle Downs commencing in approximately mid-2012. Each casino may have up to 5,000 video lottery terminals ("VLTs") as well as any other casino games authorized in any state that borders Ohio. Furthermore in June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks, including Scioto Downs. As a result, we expect that future gaming operations at the downtown Cleveland casino, Thistledown and Northfield Park (which are both also located in the Cleveland area) and the proposed relocation of a racetrack to Youngstown, Ohio will create significant new competition at Presque Isle Downs, which may negatively impact our results of operations at Presque Isle Downs and that such negative impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs. In addition, we believe the poker room will contribute to Presque Isle Downs' offerings as a full service casino facility.

        Presque Isle Downs' slot gaming taxes and assessments approximated 61.5% of slot revenues during 2012 compared to 60.7% during 2011, while its table gaming taxes and assessments were 17.5% of table gaming revenues during both 2012 and 2011. Overall, gaming taxes and assessments increased by $1.2 million during 2012 compared to 2011 as a result of the 4.7% increase in gaming revenues. The effective tax rate on table game and poker revenue will decrease by 2% upon the completion of two years of operations (or on July 8, 2012). Additionally, other gaming-related operating costs only increased by $0.1 million during 2012 compared to 2011.

        We have enhanced our marketing efforts at Presque Isle Downs through affinity programs and an improved player tracking system for our existing 588,000 customers currently enrolled in our loyalty program in order to attract repeat visitors. Furthermore, we have undertaken several strategic initiatives that we believe will allow us to continue the progress we have made. As noted above, we launched an improved loyalty program on May 1, 2012, which is the first step in producing an integrated and coordinated players club between all of our properties. Additionally, we are launching affiliation programs with other entertainment and gaming destinations to provide our loyal customers with additional opportunities to benefit from their play at our facilities. We believe that these are just the first steps in a process that will provide a multitude of options to reward our loyal customers.

        Pari-mutuel Commissions.    Revenues and operating expenses associated with pari-mutuel commissions during the three months ended March 31, 2012 remained flat at $0.3 million and $0.4 million, respectively, compared to the three months ended March 31, 2011. Live racing at Presque Isle Downs will commence on May 15, 2012 and end on September 29, 2012, operating live racing on 100 days. Upon the opening of the 2012 race meet, Presque Isle Downs will simulcast its live races to over 850 sites.

        Food and beverage operations.    Revenues associated with food and beverage operations for the three-month period of 2012 remained consistent at $2.5 million; and operating expenses decreased slightly to $2.1 million compared to the same period of 2011. As a result, the gross profit margin increased to 16.2% in 2012 from 15.0% in 2011. The increase in the gross profit margin resulted from a 3% decrease in food costs as a percentage of revenues.

        Other operations.    Other operating revenues were primarily derived from operations of retail outlets and valet parking; from the sale of programs, admission fees, and lottery tickets; from ATM services and from special entertainment events. For the three months ended March 31, 2012, Presque Isle Downs' earned revenues from other operations increased by $0.1 million, or 14.0%, compared to the three months ended March 31, 2011. The increase in revenue was primarily due to an increase in retail sales.

Scioto Downs' Operating Results:

        During the three months ended March 31, 2012, the property's net revenues decreased slightly compared to the same period of 2011; and the operating loss increased by $258,000 primarily due to project-opening costs related to the establishment of a new video lottery terminal ("VLT") gaming facility at Scioto Downs. During 2012, Scioto Downs will race live for a total of 57 days, commencing on May 10, 2012 and ending on September 8, 2012; and Scioto Downs will operate simulcasting from May 6, 2012 through October 7, 2012. In order to reduce expenses and operating losses, Scioto Downs and Beulah Park, the other racetrack in Columbus, Ohio, entered into an annual agreement effective in 2008, which was approved by the Ohio Racing Commission, whereby Scioto operates its simulcasting only during its live race meet; and during the remaining periods, Scioto Downs' simulcasting is closed and Beulah Park operates its simulcasting. Similarly, when Scioto is open for live racing and simulcasting, Beulah Park is closed. The current agreement expires on December 31, 2012.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. A casino in Columbus will increase competition at Scioto Downs. Each casino may have up to 5,000 VLTs as well as any other casino games authorized in any state that borders Ohio. In June 2011, Governor of Ohio's administration announced it had reached agreements with two casino operators in Ohio regarding the expansion of gaming within the state. The announced agreements provided a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks. We intend to be proactive in our efforts to mitigate the effects of such competition, which includes establishing the new VLT gaming facility at Scioto Downs.

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

        The construction of the VLT gaming facility at Scioto Downs commenced in December 2011 and is expected to be completed during the third quarter of 2012. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,791 VLTs and the facility will be fully operational in the third quarter of 2012 with 326 additional VLTs. There will also be a 300-seat buffet, a 100-seat casual dining restaurant, a center bar/lounge with high-tech sound and lights, and we will offer a variety of entertainment options while the existing racetrack also benefits from a variety of significant improvements. However, there can be no assurance as to actual timing of the opening of the facility, which may be affected by a number of factors beyond our control (See additional information regarding the future of VLT gaming at Scioto Downs discussed below under the caption "Liquidity and Sources of Capital—Commitments and Contingencies").

Corporate Operating Results:

        During the three months ended March 31, 2012, corporate general and administrative expenses were $2.4 million compared to $2.5 million during the same period of 2011. Significant factors contributing to the decrease in general and administrative expenses were:

  •
  the absence of stock-based compensation and severance costs in the aggregate amount of $338,000 as compared to the prior year as a result of the 2011 termination of an executive officer; offset by

  •
  an increase in salaries and bonus accruals of $179,000 as compared to the prior year; and

  •
  an increase long-term incentive plan compensation of $75,000 as compared to the prior year.

Depreciation Expense:

        Depreciation expense decreased by $0.8 million during the three months ended March 31, 2012 compared to the same period of 2011. Depreciation expense related to Mountaineer decreased by $0.3 million due to aging assets; and depreciation expense related to Presque Isle Downs decreased by $0.5 million. The decrease at Presque Isle Downs was due to the majority of slot machines (having a five year depreciable life) becoming fully depreciated at the end of February 2012, which corresponded to the five year anniversary of the opening of Presque Isle Downs.

Interest:

        Interest expense (which includes amortization of deferred financing fees and accretion of original issue discount) during the three months ended March 31, 2012 was $17.3 million, which increased by $3.9 million as compared to the same period of 2011. The increase relates entirely to the refinancing transaction that occurred on August 1, 2011, whereas we offered $565 million of 11.5% Senior Secured

Second Lien Notes (See additional information discussed below under the caption "Liquidity and Sources of Capital"). In connection with the election of the paid in kind ("PIK") interest option for the interest payment due on February 1, 2012, interest due in the amount of $2.825 million was added to the Senior Secured Second Lien Note balance in lieu of the cash interest payment.

        Annual interest expense on the new debt is $65.3 million ($44.1 million prior to the refinancing). Additionally, annual amortization of deferred financing fees on the new debt now approximates $1.6 million ($4.1 million prior to the refinancing) and annual amortization of the original issue discount on the new debt now approximates $2.1 million ($2.5 million prior to the refinancing).

        In addition, during three months ended March 31, 2012, we recorded capitalized interest on the construction of the VLT gaming facility at Scioto Downs as well as the construction of barns at Presque Isle Downs. Capitalized interest on these two projects was $228,000 and $23,000, respectively. No interest was capitalized during the three months ended March 31, 2011.

        Interest income during the three months ended March 31, 2012 in the amount of $80,000 primarily represents interest earned on the $130 million of proceeds received from our offering of our 11.5% Senior Secured Second Lien Notes (See additional information discussed below under the caption "Liquidity and Sources of Capital").

Income Taxes:

        The income tax provision for the three months ended March 31, 2012 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision also includes interest expense related to uncertain tax positions.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record additional valuation allowances for the year ending December 31, 2012. The increase in the federal and state valuation allowances for the three months ended March 31, 2012 was $0.5 million and $0.1 million, respectively.

        During the three months ended March 31, 2011, valuation allowances on deferred tax assets aggregated $0.9 million.

Cash Flows

        Net cash used in operating activities approximated $11.6 million during the three months ended March 31, 2012 compared to $7.2 million during the three months ended March 31, 2011. Non-cash expenses included in operating activities included depreciation and amortization of $7.2 million and $8.7 million during the three months ended March 31, 2012 and 2011, respectively. Additionally, net cash used in operating activities included changes in operating assets and liabilities of approximately $16.4 million and $11.1 million during the three months ended March 31, 2012 and 2011, respectively.

        Net cash used in investing activities was $21.0 million during the three months ended March 31, 2012, comprised primarily of capital expenditures of $23.4 million and the payment of the Ohio video lottery terminal license fee, offset by the use of funds held for construction project in the amount of $13.1 million. During the three months ended March 31, 2011, net cash used in investing activities was $0.5 million, comprised in part by capital expenditures of $0.3 million.

        Net cash used in financing activities was $0.2 million during the three months ended March 31, 2012 compared to net cash used in financing activities was $0.3 million during the three months ended March 31, 2011. Financing activities for 2012 included the payment of financing costs of $0.1 million; and financing activities for 2011 included principal payments on long-term obligations in the amount of $0.3 million.

        During the three months ended March 31, 2012, cash flows from operating and financing activities excludes the portion of the interest payable on the Senior Secured Second Lien Notes that was satisfied with PIK Interest on February 1, 2012, resulting in the issuance of additional Notes of $2,825,000.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows.

Liquidity and Sources of Capital

        We had working capital of $27.9 million as of March 31, 2012, and our unrestricted cash balance amounted to $52.9 million. At March 31, 2012, the balances in bank accounts owned by Mountaineer's horsemen, but to which we contribute funds for racing purses, exceeded our purse payment obligations by $9.4 million. This amount is available for payment of future purse obligations at our discretion and in accordance with the terms of Mountaineer's agreement with the Horsemen's Benevolent & Protective Association ("HBPA"). In addition, $130.0 million of the net proceeds that we received in connection with our offering of our 11.5% Senior Secured Second Lien Notes (as discussed below) are being utilized to provide necessary funding to establish a new video lottery terminal ("VLT") facility at Scioto Downs. Such net proceeds have been deposited into an account that is separately maintained as funds held for construction. As of March 31, 2012, approximately $117.0 million of the proceeds have not yet been utilized.

        At March 31, 2012, we had total debt in aggregate principal amount of $552.3 million (net of discounts), all of which was secured, and cash collateralized letters of credit for approximately $0.2 million were outstanding. In connection with the refinancing transaction on August 1, 2011 (as discussed below), we entered into a $20.0 million senior secured revolving credit facility. At March 31, 2012, there were no borrowings under the credit facility.

        We believe that our cash balances on hand (including funds held for construction), cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the licensing and construction of a video lottery terminal gaming facility at Scioto Downs. We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it could result in the need to raise additional funds and increased difficulties with respect to our ability to raise such funds.

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

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. The agreements have an initial term of five (5) years, with an option to extend for an additional five (5) year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre for a total of approximately $2.1 million, of which $1.8 million was paid initially and the remaining $0.3 million was paid upon the release of certain liens on that property. Such amounts were received during 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. Mountaineer will continue to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        On August 1, 2011, we completed the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the sale of the Notes were utilized to refinance our former debt obligations and to provide necessary funding to establish a new video lottery terminal ("VLT") gaming facility at Scioto Downs.

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

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property (as defined in the Indenture).

        Until such time as we were granted a license to operate VLTs at Scioto Downs, we were not able to utilize $130.0 million of the net proceeds of the Notes. Such net proceeds were deposited into a segregated account in which the Collateral Agent, on behalf of the holders of the Notes, had a perfected first-priority security interest. Prior to the receipt of the License, no withdrawals were permitted from the segregated account. Upon the satisfaction of the licensing requirement, as evidenced by the receipt of the License to install and operate VLTs at Scioto Downs, we are now permitted to utilize the $130.0 million portion of the net proceeds of the Notes for the establishment, construction, development or operation of VLTs at Scioto Downs. During the three months ended March 31, 2012, we utilized approximately $13.2 million of these proceeds. As of March 31, 2012, approximately $117.0 million of the proceeds (which includes interest earned thereon) have not yet been utilized.

        Under the registration rights agreement applicable to the Notes, we were required to complete an offer to exchange the Notes for equivalent registered securities within 225 days following the date of issuance of the Notes. The exchange offer was completed on March 12, 2012.

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts were drawn under the Credit Facility. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%.

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

        The Credit Facility contains a number of customary covenants and certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. As of March 31, 2012, the Company remained in compliance with the covenants.

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

        The following contractual cash obligations have been updated from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2011).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt(1)	$567.8	$—	$—	$—	$567.8
Capital expenditures/construction(2)	72.9	72.9	—	—	—
Employment agreements(3)	7.1	3.7	2.8	0.6	—

Total	$647.8	$76.6	$2.8	$0.6	$567.8

(1)
These amounts, exclusive of the interest component, are included on our consolidated balance sheets.

(2)
These amounts relate principally to construction of the video lottery terminal ("VLT") gaming facility at Scioto Downs.

(3)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

Capital Expenditures:

        During the three months ended March 31, 2012, additions to property and equipment and other capital projects aggregated $28.1 million, which included $26.9 million of construction costs and equipment purchases related to the VLT gaming facility at Scioto Downs, $0.5 million towards the construction of two new barns at Presque Isle Downs and $0.5 million related to gaming floor enhancements at Mountaineer.

        During the three months ended months ended March 31, 2012, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $0.2 million. In addition, West Virginia legislation became effective on July 1, 2011 that created a modernization fund that enables each racetrack to recover (from amounts paid to the West Virginia Lottery Commission, as discussed below) $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Each of the four West Virginia racetrack's share of the amounts deposited into the modernization fund will be calculated in the same ratio as each racetrack's apportioned contribution to the West Virginia Lottery Commission's four percent administrative cost fund to the combined amounts paid by the four racetracks. On July 26, 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the three months ended March 31, 2012, Mountaineer did not make any eligible purchases that would qualify for reimbursement under the modernization fund. However, during the six months ended December 31, 2011, Mountaineer made eligible purchases aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million.

        We anticipate spending up to a total of approximately $7.8 million during the remainder of 2012 on capital expenditures, exclusive of amounts relating to the VLT gaming facility at Scioto Downs. Remaining expenditures for 2012 are expected to include $2.5 million for slot machines and theme conversions at Mountaineer, $2.5 million for slot machines and theme conversions at Presque Isle Downs, an additional $0.5 million for gaming floor renovations at Mountaineer and $0.3 million to complete the construction of two new barns at Presque Isle Downs.

        The construction of the VLT gaming facility at Scioto Downs commenced in December 2011 and is expected to be completed during the third quarter of 2012. The gaming facility build out, which will be in two phases, is expected to encompass approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period, not including the $50 million license fee. Subject to the conditions placed on the License, we expect that we will open the new facility in the second quarter of 2012 with 1,791 VLTs and the facility will be fully operational in the third quarter of 2012 with 326 additional VLTs. There will also be a 300-seat buffet, a 100-seat casual dining restaurant, a center bar/lounge with high-tech sound and lights, and we will offer a variety of entertainment options while the existing racetrack also benefits from a variety of significant improvements.

        Through March 31, 2012, we have expended a total of approximately $31.9 million related to construction costs and equipment purchases, including $0.3 million of capitalized interest.

Commitments and Contingencies:

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks, including Scioto Downs. The framework included the following proposed terms for racetrack owner seeking to become VLT sales agents:

  •
  $50.0 million licensing fee ($10.0 million payable upon application, $15.0 million payable at the onset of VLT sales and $25.0 million payable one year after the onset of VLT sales);

  •
  commissions for VLT sales agents (the amount of sales revenue the racetrack owners would be permitted to retain) would not exceed 66.5%;

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

  •
  VLT licensees would enter into an agreement with the horse racing industry on funds to benefit the horse racing industry; and

  •
  for the first ten (10) years of operation, VLT agent licenses would be granted only to horse racing permit holders.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack that is eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. We expect the racetracks will be authorized to have temporary facilities. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. The legislation provides, however, that an owner of an Ohio racetrack located on property owned by a political subdivision may relocate its track to a new location within 20 miles of its current location and such owner may not be charged a relocation fee. One of our competitors, Penn National Gaming, Inc., has already informed the Ohio State Racing Commission that it will seek permission to relocate its Toledo and Columbus racetracks to Youngstown and Dayton. Relocation of an existing racetrack to Youngstown, Ohio will create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer. However, the impact of such competition could be mitigated, in part, by the positive impact on our financial condition and results of operations by the addition of VLTs at our Scioto Downs property.

        In October 2011, the Ohio Lottery Commission approved certain rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee. The amount of such fee and other economic benefit data that may be requested has not yet been determined. We continue to work with the horse racing industry (the "Horsemen") to finalize an agreement on the funds to benefit the industry. However, based upon pending legislation and discussion with state officials, we believe that we will be able to commence VLT operations in the event terms are not finalized with the Horsemen at opening. On December 6, 2011, additional legislation was introduced that seeks to make changes to the law regarding guidelines for statewide education management system, horse racing, VLTs and casino gaming. As it relates to horseracing and VLTs, the proposed legislation establishes a minimum number of racing days and requires simulcast programs; refines the procedures for licensing by the state lottery commission of lottery technology providers, testing laboratories and gaming employees; and stipulates that certain propriety information provided by the applicants for a VLT-related license are confidential and not subject to disclosure.

        VLT operations at racetracks are also the subject of litigation seeking to prevent such gaming activities, which could delay or potentially halt commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The plaintiffs filed their response on January 23, 2012, and the Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 20, 2012. Oral arguments were presented on April 5, 2012, and a decision is expected to be rendered by the end of May 2012. See Note 8 to our consolidated financial statements and Part II. Item 1. "Legal Proceedings," both of which are included elsewhere in this report. As a result, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will commence on the terms described above or of the timing of commencement of operations of VLTs at racetracks in Ohio, including Scioto Downs.

        On November 3, 2009, the voters of Ohio approved a constitutional amendment permitting casinos to be located in each of Cleveland, Cincinnati, Toledo, and Columbus. Each casino may have up to 5,000 VLTs as well as any other casino games authorized in any state that borders Ohio. While we believe that the approval of VLT gaming at Scioto Downs may positively impact our financial condition and results of operations, we expect that future gaming operations at the downtown Cleveland casino (commencing approximately in mid-2012), Thistledown and Northfield Park (which are both also located in the Cleveland area) and the proposed relocation of a racetrack to Youngstown, Ohio will create significant new competition at Mountaineer and Presque Isle Downs. Such competition may negatively impact our results of operations at Mountaineer and Presque Isle Downs and such negative impact may be material. In addition, a casino in Columbus will increase competition at Scioto Downs.

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $3.8 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at March 31, 2012 was in the aggregate amount of approximately $5.7 million after a reduction of our total estimated liability of $133,000 and our first quarter payment of $129,000. The estimated total obligation at December 31, 2011 was approximately $5.9 million.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. Legal Proceedings" and Note 8 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Outstanding Options and Restricted Stock Units:

        During the three months ended March 31, 2012, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of

392,100 shares of the Company's common stock at purchase prices ranging from $2.44 to $4.02, the NASDAQ average price per share on the date of grant; (ii) a total of 130,600 restricted stock units ("RSUs") with a fair values ranging from $2.44 per unit to $4.02 per unit, the NASDAQ average price per share on the date of grant; and (iii) cash-based performance awards totaling $724,000 to executive officers and certain key employees under the 2010 Long-Term Incentive Plan. The stock options will vest and become exercisable in three equal installments in the amounts of 33% on each of the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. The RSUs will vest and become non-forfeitable upon the third anniversary of the date of grant. The cash-based performance awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one-year Performance Period, which is defined as the calendar year 2012. The earned awards, if any, will vest and become payable at the end of the Vesting Period, defined as the two calendar year period following the Performance Period.

        As of May 8, 2012, there were outstanding 640,400 RSUs and options to purchase 1,167,900 shares of our common stock. If all such stock options were exercised, we would receive proceeds of approximately $5.6 million. We utilize the treasury stock method in determining the dilutive effect of outstanding stock options and RSUs. Our basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and RSUs utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that there have been no material changes since December 31, 2011. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate Senior Secured Second Lien Notes due 2019, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. (See Liquidity and Sources of Capital included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2011).

        Depending upon the amounts outstanding under our Credit Facility, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000, assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding.

        At March 31, 2012, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Second Lien Notes for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $559.7 million at March 31, 2012.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio. Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators-Plaintiffs in this case, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions that were filed by the Ohio Attorney General and Scioto Downs, Inc. were deemed filed as of February 20, 2012, and oral arguments were presented on April 5, 2012. A decision is expected to be rendered by the end of May 2012.

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. On October 1, 2009, the Greater Erie Industrial Development Corporation, as plaintiff ("GEIDC") initiated legal action against Presque Isle Downs, Inc. alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale of industrial land from Presque Isle Downs on October 11, 2005. The GEIDC's Motion for Summary Judgment was granted on December 14, 2011, and entered on December 20, 2011 in the amount of $706,000. Presque Isle Downs timely filed its appeal January 13, 2012. Pending the appeal process for which oral arguments should be scheduled before September 30, 2012, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million.

        Edson R. Arneault and Gregory J. Rubino v. Individual Members and Employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., et al; Case No. 2:05-mc-02025; United States District Court for the Western District of Pennsylvania. On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (collectively, the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. The MTR Defendants submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually, and on March 28, 2012, the litigation was dismissed. The co-plaintiffs appealed the decision on April 4, 2012.

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

        We are a party to various lawsuits, which have arisen in the normal course of our business. The liability arising from unfavorable outcomes of those lawsuits is not expected to have a material impact on our consolidated financial position or results of operations. Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 9 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to those risk factors during the three months ended March 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2012	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document