Form 10-Q
period 2012-06-30
MTR GAMING GROUP INC
filed 2012-08-09
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,687,856
Outstanding at August 9, 2012

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30 2012	December 31 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,579	$85,585
Restricted cash	2,427	1,146
Accounts receivable, net of allowance for doubtful accounts of $361 in 2012 and $383 in 2011	4,309	4,554
Amounts due from West Virginia Lottery Commission	432	122
Inventories	3,958	3,503
Deferred financing costs	1,641	1,622
Deferred income taxes	496	494
Prepaid expenses and other current assets	7,080	5,366

Total current assets	113,922	102,392
Property and equipment, net	385,487	299,579
Funds held for construction project	32,481	130,114
Other intangible assets	135,577	85,577
Deferred financing costs, net of current portion	9,228	9,919
Deposits and other	1,902	1,902
Non-operating real property	11,207	11,207
Assets of discontinued operations	181	181

Total assets	$689,985	$640,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,343	$1,461
Accounts payable—gaming taxes and assessments	7,167	8,854
Accrued payroll and payroll taxes	4,200	3,872
Accrued interest	27,233	27,072
Accrued income taxes	574	958
Other accrued liabilities	12,194	10,741
Construction project and equipment liabilities	24,677	3,732
License fee payable	25,000	—
Liabilities of discontinued operations	451	223

Total current liabilities	105,839	56,913
Long-term debt	552,817	548,933
Other regulatory gaming assessments	4,976	5,408
Long-term compensation	501	242
Deferred income taxes	12,415	11,048

Total liabilities	676,548	622,544

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	63,444	62,804
Accumulated deficit	(49,834)	(44,288)
Accumulated other comprehensive loss	(388)	(404)

Total stockholders' equity of MTR Gaming Group, Inc.	13,222	18,112
Non-controlling interest of discontinued operations	215	215

Total stockholders' equity	13,437	18,327

Total liabilities and stockholders' equity	$689,985	$640,871

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Gaming	$107,503	$97,634	$207,644	$188,580
Pari-mutuel commissions	3,364	3,293	4,523	4,379
Food, beverage and lodging	8,786	8,164	16,660	15,317
Other	2,612	4,223	4,558	5,762

Total revenues	122,265	113,314	233,385	214,038
Less promotional allowances	(3,148)	(2,796)	(6,318)	(5,182)

Net revenues	119,117	110,518	227,067	208,856

Operating expenses:
Costs of operating departments:
Gaming	65,250	60,153	127,376	117,154
Pari-mutuel commissions	3,351	3,404	4,915	5,194
Food, beverage and lodging	6,734	5,899	12,508	11,342
Other	1,893	1,734	3,238	2,989
Marketing and promotions	3,708	2,916	6,781	6,238
General and administrative	15,123	13,287	28,320	26,582
Project-opening costs	2,237	7	2,496	7
Depreciation	5,861	6,981	12,099	14,054
Loss (gain) on the sale or disposal of property	1	(197)	(4)	(196)

Total operating expenses	104,158	94,184	197,729	183,364

Operating income	14,959	16,334	29,338	25,492
Other income (expense):
Interest income	54	8	134	16
Interest expense	(16,395)	(13,364)	(33,415)	(26,732)

(Loss) income from continuing operations before income taxes	(1,382)	2,978	(3,943)	(1,224)
Provision for income taxes	(718)	(716)	(1,348)	(1,647)

(Loss) income from continuing operations	(2,100)	2,262	(5,291)	(2,871)

Discontinued operations:
Loss from discontinued operations before income taxes	(255)	—	(255)	—
Benefit for income taxes	—	—	—	—

Loss from discontinued operations	(255)	—	(255)	—

Net (loss) income	$(2,355)	$2,262	$(5,546)	$(2,871)

Net (loss) income per share—basic:
(Loss) income from continuing operations	$(0.08)	$0.08	$(0.19)	$(0.10)
Loss from discontinued operations	(0.01)	—	(0.01)	—

Net (loss) income	$(0.09)	$0.08	$(0.20)	$(0.10)

Net (loss) income per share—diluted:
(Loss) income from continuing operations	$(0.08)	$0.08	$(0.19)	$(0.10)
Loss from discontinued operations	(0.01)	—	(0.01)	—

Net (loss) income	$(0.09)	$0.08	$(0.20)	$(0.10)

Weighted-average number of shares outstanding:
Basic	27,984,595	27,800,392	27,972,318	27,759,050

Diluted	27,984,595	27,869,684	27,972,318	27,759,050

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net (loss) income	$(2,355)	$2,262	$(5,546)	$(2,871)
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Amortization of net loss (gain)(1)	8	(38)	16	(76)

Other comprehensive income (loss)	8	(38)	16	(76)

Comprehensive (loss) income	$(2,347)	$2,224	$(5,530)	$(2,947)

(1)
Amounts are shown net of tax of $5 and $21 for the three months ended June 30, 2012 and 2011 and $10 and $42 for the six months ended June 30, 2012 and 2011, respectively.

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net loss	$(5,546)	$(2,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,099	14,054
Amortization of deferred financing fees and accretion of original issue discount	1,888	3,303
Bad debt (recovery) expense	(4)	32
Stock-based compensation expense	676	405
Deferred income taxes	1,365	(6)
Gain on the sale or disposal of property	(4)	(196)
Change in operating assets and liabilities:
Accounts receivable	(183)	(422)
Other current assets	(2,169)	(1,833)
Accounts payable	1,213	(5,097)
Accrued liabilities	4,747	823
Other regulatory gaming assessments	(450)	—
Long-term compensation	259	76
Accrued income taxes	(384)	1,653

Net cash provided by continuing operating activities	13,507	9,921
Net cash provided by (used in) discontinued operating activities	228	(1)

Net cash provided by operating activities	13,735	9,920

Cash flows from investing activities:
Increase in restricted cash	(1,281)	(246)
Decrease in funds held for construction project	97,633	—
Decrease in deposits and other	—	81
Payment of Pennsylvania table games license and related fees	—	(48)
Payment of Ohio video lottery terminal license fee	(25,000)	—
Proceeds from the sale of non-operating real property	—	425
Proceeds from the sale of property and equipment	5	6
Reimbursement of capital expenditures from West Virginia regulatory authorities	347	—
Capital expenditures	(77,288)	(3,757)

Net cash used in investing activities	(5,584)	(3,539)

Cash flows from financing activities:
Principal payments on long-term debt	—	(616)
Financing cost paid	(157)	(70)

Cash used in financing activities	(157)	(686)

Net increase in cash and cash equivalents	7,994	5,695
Cash and cash equivalents, beginning of period	85,585	53,820

Cash and cash equivalents, end of period	$93,579	$59,515

Cash paid during the period for:
Interest	$29,690	$23,430

Income taxes	$314	$—

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

        MTR Gaming Group, Inc. (the "Company" or "we"), a Delaware corporation, is a hospitality and gaming company that owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio.

        The Company, through its wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"), and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

        Certain reclassifications have been made to the prior period's consolidated financial statement presentation to conform to the current presentation. These reclassifications did not affect our consolidated net income (loss) or cash flows.

        There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—FAIR VALUE MEASUREMENTS (Continued)

        ASC 820 requires fair value measurements to be classified and disclosed in one of the following categories:

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

        The fair value of our cash equivalents approximates the carrying value at June 30, 2012 and December 31, 2011. In addition, funds held for construction represents monies invested in money market funds and also approximate the carrying value at June 30, 2012 and December 31, 2011. The fair value of cash equivalents and funds held for construction were determined based on Level 1 inputs.

        Pursuant to the provisions of our Credit Facility (see Note 10), any outstanding borrowings bear interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings is presumed to approximate fair value. There were no amounts outstanding at June 30, 2012 and December 31, 2011. The fair values of our 11.5% Senior Secured Second Lien Notes (see Note 10) were $589.9 million at June 30, 2012 and $473.2 million at December 31, 2011, compared to carrying values of $552.8 million and $548.9 million at June 30, 2012 and December 31, 2011, respectively. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Second Lien Notes were stated at carrying value as long-term debt in our consolidated balance sheets as of June 30, 2012 and December 31, 2011.

NOTE 3—SCIOTO DOWNS

        During June 2011, Ohio introduced the framework for the expansion of gaming in Ohio including the installation of video lottery terminals ("VLTs") at Ohio's existing horse racetracks. Subsequently, in October 2011, the Ohio Lottery Commission approved certain rules and regulations for licensing VLT operations at Ohio's racetracks. We received our conditional Video Lottery Sales Agent License (the "License") in January 2012. The conditional License permitted Scioto Downs to install and operate VLTs subject to compliance with Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission. Upon final approval from the Ohio Lottery Commission, Scioto Downs received its permanent License in May 2012. As a condition of operating VLTs, the Company was required to enter into an agreement with the Ohio Harness Horsemen's Association ("OHHA") that would provide for an agreed upon percentage of Scioto Downs' gross VLT income to benefit the horse racing industry in Ohio. In May 2012, as a final agreement with the OHHA had not been reached, we entered into an escrow agreement with the Ohio State Racing Commission to deposit 9% of our gross VLT income into an escrow account to benefit the OHHA. The agreement will remain in effect until an agreement is reached with the OHHA.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—SCIOTO DOWNS (Continued)

Additionally, in May 2012, a lawsuit seeking to prevent the operation of VLTs at Ohio's horse racetracks was dismissed; however, in June 2012, the decision was appealed. See Note 11 for additional details on the Ohio lawsuit. We commenced gaming operations in June 2012.

        In anticipation of the issuance of the License, we commenced construction of our VLT gaming facility in December 2011. Development, construction and equipment costs are expected to approximate $125.0 million over a required three-year period, not including a $50.0 million license fee required to be paid upon achievement of certain milestones as defined in the framework. In May 2012, we completed the first of two phases of the build-out with the second phase completed in August 2012. During the six months ended June 30, 2012, we expended approximately $94.0 million related to construction costs and equipment purchases, including $1.1 million of capitalized interest. Of the total $125.0 million project cost, we have expended a total of approximately $97.8 million through June 30, 2012.

        As required by the framework, we have paid a total of $25.0 million of the $50.0 million in license fees; $10.0 million upon filing the application and $15.0 million upon commencement of our VLT operations. At the commencement of our gaming operations, we became contractually obligated for the remaining $25.0 million installment for the license and have reflected this amount within license fee payable in the consolidated balance sheet at June 30, 2012. The license fee, including the final installment, is recorded as an indefinite-lived intangible asset on our consolidated balance sheet as of June 30, 2012. The final installment will be payable at the one year anniversary of our VLT operations in June 2013.

        During the three and six months ended June 30, 2012, we incurred approximately $2.2 million and $2.5 million of project opening costs related to the opening of our VLT facility. Project opening costs are expensed as incurred and consist primarily of direct salaries and wages, legal and consulting fees, utilities and advertising.

NOTE 4—DISCONTINUED OPERATIONS

        Our wholly-owned subsidiary, Jackson Racing, Inc., holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan ("Jackson"), until December 2008.

        During the six months ended June 30, 2012, we recorded expense of approximately $0.3 million related to the proposed settlement of an employee matter related to a former employee of Jackson.

NOTE 5—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. At December 31, 2011, we obtained independent appraisals for our non-operating properties and recorded an impairment charge to adjust the carrying values of those properties to their respective fair values. No developments have occurred subsequent to these appraisals that would indicate that further impairment recognition is necessary. The Company continues to actively market these properties for sale. These properties are included in non-operating real properties in our consolidated balance sheets as of June 30, 2012 and December 31, 2011.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—LEASED MINERAL RIGHTS

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

        The agreements have an initial term of five years, with an option to extend for an additional five year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre for a total of approximately $2.1 million, of which $1.8 million and $0.3 million was received in May 2011 and November 2011, respectively. The lease bonus payment of $1.8 million is reflected within other revenues in our consolidated statement of operation for the six months ended June 30, 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. Royalty payments will be recognized when received. No royalty income was recognized during the three or six months ended June 30, 2012 and 2011.

NOTE 7—EQUITY TRANSACTIONS

        We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Total stock-based compensation expense recognized during the three and six months ended June 30, 2012 was $0.5 million and $0.7 million, and for the three and six months ended June 30, 2011 was $0.2 million and $0.4 million, respectively. These amounts are included in general and administrative expense in our consolidated statement of operations.

        Nonqualified stock options ("Stock Options") and restricted stock units ("RSUs") are approved by the Compensation Committee of the Board of Directors and are granted to executive officers, certain key employees and nonemployee members of the Board of Directors as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan"). Stock Options primarily vest ratably over three years and RSUs granted to employees primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS (Continued)

        A summary of the Stock Option activity for the six months ended June 30, 2012 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2011	800,800	$2.04–$16.27	$6.22	6.81	$—
Granted	392,100	2.44–4.02	2.53
Exercised	—	—	—
Expired	(25,000)	15.00	15.00
Forfeited	—	—	—

Outstanding—June 30, 2012	1,167,900	$2.04–$16.27	$4.79	7.54	$2.1

Exercisable at June 30, 2012	502,824	$2.04–$16.27	$7.90	5.36	$0.5

        The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2012 was $1.65 per share.

        As of June 30, 2012, there was $0.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of approximately 2.20 years.

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the six months ended June 30, 2012:

Assumptions:
Expected dividend yield(1)	N/A
Expected stock price volatility(2)	74.3%
Risk-free interest rates(3)	1.32%
Expected term of options (in years)(4)	6.00

(1)
The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.

(2)
The expected volatility was based on the historical volatility of our common stock.

(3)
Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our stock options.

(4)
Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the "simplified method" for plain vanilla options as the Company lacks sufficient historical exercise experience. The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS (Continued)

        A summary of the RSU activity for the six months ended June 30, 2012 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2011	227,769	$2.11	1.85	$0.4
Granted	192,790	3.39
Vested	(102,190)	3.88
Forfeited	—	—

Unvested outstanding as of June 30, 2012	318,369	$2.32	2.03	$1.5

        As of June 30, 2012, we had approximately $0.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 2.03 years.

NOTE 8—EARNINGS PER SHARE

        Basic earnings per share are computed by dividing net income by the weighted-average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the assumed vesting of restricted share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

        Options to purchase common stock which were anti-dilutive and thus excluded from common shares totaled 1,167,900 for the three and six months ended June 30, 2012 and 815,800 for the three and six months ended June 30, 2011. Additionally, unvested RSUs which were anti-dilutive and thus excluded from common shares totaled 318,369 for the three and six months ended June 30, 2012, and 426,000 for the six months ended June 30, 2011.

NOTE 9—INCOME TAXES

        The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations.

        The income tax provision for the three and six months ended June 30, 2012 and 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—INCOME TAXES (Continued)

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $0.7 million for the three months ended June 30, 2012 and 2011 and $1.3 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

        There were no material changes to unrecognized tax benefits during the six months ended June 30, 2012.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2004.

NOTE 10—LONG-TERM DEBT

        At June 30, 2012, we had total debt in aggregate principal amount of $552.8 million (net of discounts), all of which was outstanding under our 11.5% Senior Secured Second Lien Notes.

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565 million in aggregate principal amount of 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent.

        The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 was satisfied in cash and PIK Notes, resulting in the issuance of $2.8 million of additional Notes. The issuance of the PIK Notes is excluded from financing activities in the accompanying consolidated statement of cash flows for the six months ended June 30, 2012. We have made the election to satisfy the interest payment due on August 1, 2012 in cash and PIK Notes, which

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—LONG-TERM DEBT (Continued)

will result in additional Notes of $2.8 million; however, we have made the election to satisfy our February 1, 2013 interest payment entirely in cash.

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

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property, as defined in the Indenture.

        Until such time as we were granted a license to operate VLTs at Scioto Downs, we were not able to utilize $130.0 million of the net proceeds of the Notes. The net proceeds were deposited into a segregated account in which the holders of the Notes had a perfected first-priority security interest. Upon receipt of the conditional License, we were permitted to utilize the net proceeds for the establishment, construction, development and operation of the VLT gaming facility at Scioto Downs. Through June 30, 2012, approximately $97.7 million of these net proceeds have been utilized in the expansion of Scioto Downs (see Note 3). The remaining proceeds (including interest earned thereon) of approximately $32.5 million are reflected as funds held for construction in our consolidated balance sheets at June 30, 2012.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of June 30, 2012.

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

        The Credit Facility requires the Company to comply with certain financial covenants, including, maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of June 30, 2012, the Company was in compliance with the required covenants.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

        On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action submitted Dispositive Motions and, on March 28, 2012, the litigation was dismissed. The co-plaintiffs appealed the decision on April 4, 2012.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. We are currently in the process of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized.

        Scioto Downs, Inc., in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. The plaintiffs appealed the decision on June 28, 2012.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011. Pending the appeal process for which oral arguments should be scheduled before September 30, 2012, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheet at June 30, 2012.

        We are a party to various lawsuits, which have arisen in the normal course of our business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we have been advised by the PaDEP that we have not been released from our liability and responsibility under the Consent Order. Until such time as we can be released from the Consent Order and sell the remaining acreage we have purchased an Environmental Risk Insurance Policy in the amount of $10.0 million, which expires in 2014. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $3.8 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, which has been accrued in our consolidated balance sheet at June 30, 2012.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2012 and December 31, 2011 was $5.5 million and $5.9 million, respectively and is accrued in the respective accompanying consolidated balance sheets. During the three and six months ended June 30, 2012 reductions of our total estimated liability of $0.1 million and $0.2 million, respectively, were recorded and recognized in gaming operating expenses. The Company paid approximately $0.2 million during the six months ended June 30, 2012.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  our dependence on our West Virginia, Pennsylvania and Ohio casinos for the majority of our revenues and cash flows;

  •
  competitive and general economic conditions in our markets;

  •
  the successful integration and operation of our video lottery terminals ("VLTs") gaming facility at Scioto Downs, our racetrack in Columbus, Ohio;

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

  •
  the other factors set forth in Part I, Items 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. In 1996, we were renamed MTR Gaming Group, Inc. and, since 1998, we have operated only in the racing, gaming and entertainment businesses.

        Through our wholly-owned subsidiaries, we own and operate Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"), and Scioto Downs in Columbus, Ohio. We consider these three properties, which are located in contiguous states, to be our core assets. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of Churchill Downs, Inc.

Our Properties:

        We operate racino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. The majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our racing operations, hotel, dining, retail and entertainment offerings. Our gaming operations are highly dependent on the volume and spending levels of our customers, which, in turn, may affect the prices we can charge for our hotel, dining and other amenities. Our properties generate significant operating cash flow, which is essential to the repayment of debt service, interest and to fund maintenance capital expenditures.

        Mountaineer currently operates 2,130 slot machines, 14 poker tables and 45 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 2,031 slot machines, 44 casino table games and a nine-table poker room, which we began operating on October 3, 2011. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs began operating its newly constructed VLT gaming facility in June 2012, after receipt of our permanent Video Lottery Sales Agent License in May 2012, and currently operates 2,116 VLTs. In addition, Scioto Downs offers live harness horse racing from May through September, operating 57 live racing days with pari-mutuel wagering generally during the months of May through October. Scioto Downs has an agreement with Beulah Park, which expires on December 31, 2012, that allows for each facility's simulcasting to be operational only during its live race meets.

Property Development:

        During the second quarter of 2012, we completed the first of two phases of construction on our gaming facility at Scioto Downs. The gaming facility build out, which was fully operational in August 2012 upon the completion of Phase II, is approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period of which we have expended a total of approximately $97.8 million through June 30, 2012. We opened our 100-seat casual dining restaurant and center bar/lounge during Phase I and our approximately 300-seat buffet and sports bar in August 2012 upon the completion of Phase II. Additional information regarding our gaming facility construction is discussed in detail in the section entitled "Liquidity and Capital Resources" below.

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in spring 2013.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our property results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the six months ended June 30, 2012, our property slot win percentage is in the range of 7% to 9% of slot handle, and our table game win percentage is in the range of 19% to 20% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the six months ended June 30, 2012, our property daily net win per slot is in the range of $206 to $235, and our daily net win per table is $1,227 and $1,787 for Presque Isle Downs and Mountaineer, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. For the six months ended June 30, 2012, our ADR was $79 excluding complimentary rooms and $47 including complimentary rooms. RevPAR for the three and six months ended June 30, 2012 was approximately $45 and $43, respectively.

Financial Summary:

        The significant factors affecting our results for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, were:

  •
  The increase in net revenues of $8.6 million for the three months ended June 30, 2012, compared to the prior year period, was primarily due to the June 1, 2012 opening of Phase I of our gaming facility at Scioto Downs, offset by a decrease in other revenue for a lease bonus payment received in the second quarter of 2011 under a mineral rights lease on land owned by our Mountaineer property.

  •
  The May 2012 opening of the first casino in Ohio, located in Cleveland, had a negative impact on our Presque Isle Downs and Mountaineer operations which are located approximately 100 and 115 miles, respectively, from the new casino. Comparing the results for the initial 45 days of operations of the Cleveland casino to the same period in the prior year, Presque Isle Downs slot and table game revenue declined approximately 12.9% and 27.0%, respectively, and Mountaineer table game revenue declined 27.6%. Mountaineer slot revenue increased 7.7% over the same period.

    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York and eastern Ohio. We believe the expansion of gaming in Ohio, which includes additional casinos to open in Cincinnati, Toledo and Columbus, as well as, the installation of VLTs at existing horse race tracks including, Thistledown and Northfield Park, which are both located in the Cleveland area, and the relocation of a racetrack to Youngstown, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at the properties. Information regarding litigation seeking to prevent gaming activities in Ohio is discussed in detail in Part II, Item 1. "Legal Proceedings" below.

  •
  Income from operations included approximately $2.2 million for project opening costs incurred for the development and opening of our Scioto Downs gaming facility.

  •
  The increase of $3.0 million in interest expense for the three months ended June 30, 2012, compared to the prior year period was due to the August 2011 refinancing where we issued $565 million 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $0.9 million of capitalized interest related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest in the same period of the prior year.

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

        The results of continuing operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited, in thousands)
Revenues:
Gaming	$107,503	$97,634	$207,644	$188,580
Pari-mutuel commissions	3,364	3,293	4,523	4,379
Food, beverage and lodging	8,786	8,164	16,660	15,317
Other	2,612	4,223	4,558	5,762

Revenues	122,265	113,314	233,385	214,038
Less promotional allowances	(3,148)	(2,796)	(6,318)	(5,182)

Net revenues	$119,117	$110,518	$227,067	$208,856

Operating expenses:
Gaming	$65,250	$60,153	$127,376	$117,154
Pari-mutuel commissions	3,351	3,404	4,915	5,194
Food, beverage, lodging	6,734	5,899	12,508	11,342
Other	1,893	1,734	3,238	2,989
Marketing and promotions	3,708	2,916	6,781	6,238
General and administrative	15,123	13,287	28,320	26,582
Project opening costs	2,237	7	2,496	7
Depreciation	5,861	6,981	12,099	14,054
Loss (gain) on the sale or disposal of property	1	(197)	(4)	(196)

Total operating expenses	104,158	94,184	197,729	183,364

Operating income	14,959	16,334	29,338	25,492
Interest expense, net	(16,341)	(13,356)	(33,281)	(26,716)
Provision for income taxes	(718)	(716)	(1,348)	(1,647)

(Loss) income from continuing operations	$(2,100)	$2,262	$(5,291)	$(2,871)

Financial results for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net Revenues

        Net revenues for the three months ended June 30, 2012, comprised of $110.9 million in gaming and pari-mutuel revenues (93% of total net revenues), $11.4 million of non-gaming revenues (10% of total net revenues) less $3.1 million of promotional allowances (-3% of total net revenues), increased $8.6 million, or 7.8%, compared to net revenues for the three months ended June 30, 2011, comprised of $100.9 million in gaming and pari-mutuel revenues (91% of total net revenues), $12.4 million of non-gaming revenues (11% of total net revenues) less $2.8 million of promotional allowances (-2% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended June 30, 2012 of $107.5 million represents a $9.9 million, or 10.1%, increase compared to the prior year period. The increase of $9.9 million is comprised of an increase in slot and poker revenue of $11.4 million and $0.4 million, respectively, offset by a decrease in table gaming revenue of $1.9 million. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs in June 2012 which provided incremental gaming revenue of $11.1 million. The increase in poker revenue was primarily attributable to the introduction of poker at our Presque Isle Downs facility in October 2011. The decrease in table gaming revenue was due to continued competitive pressures.

        Gaming revenue at Mountaineer increased by $2.9 million, or 6.0%, to $51.9 million for the three months ended June 30, 2012, compared to the prior year period. The increase of $2.9 million is comprised of an increase in slot revenue of $4.2 million, offset by a decrease in table gaming and poker revenue of $1.2 million and $0.1 million, respectively. We attribute the slot revenue increase to a change in Mountaineer's marketing approach which included providing consistent promotional offerings and the launch of an improved loyalty program during the second quarter of 2012, partially offset by the impact of the Cleveland casino. The decrease in table gaming revenue was due to the continued pressure from competition within our target market including the opening of the Cleveland casino.

        Gaming revenue at Presque Isle Downs decreased by $4.1 million, or 8.4%, to $44.5 million for the three months ended June 30, 2012, compared to the prior year period. The decrease of $4.1 million is comprised of a decrease in slot and table gaming revenue of $3.8 million and $0.7 million, respectively, offset by an increase in poker revenue of $0.4 million. We attribute the decrease in slot and table gaming revenue to the competitive pressures from casinos within our target market including the opening of the Cleveland casino. The increase in poker revenue was due to the opening of the poker room in October 2011.

        The opening of Phase I of the gaming facility at Scioto Downs provided incremental gaming revenue of $11.1 million for the three months ended June 30, 2012.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended June 30, 2012 of $3.4 million represent a $0.1 million, or 2.1%, increase compared to the prior year period.

        Pari-mutuel commissions at Mountaineer and Presque Isle Downs remained flat at $1.9 million and $0.8 million for the three months ended June 30, 2012, respectively, compared to the prior year period.

Pari-mutuel commissions at Scioto Downs increased $0.1 million, or 13.2%, to $0.6 million for the three months ended June 30, 2012, compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended June 30, 2012 of $8.8 million represents a $0.6 million, or 7.6%, increase compared to the prior year period. The increase was primarily due the June 2012 opening of our casual dining restaurant and center bar/lounge at our gaming facility at Scioto Downs.

        Food, beverage and lodging revenue at Mountaineer increased by $0.1 million, or 2.5%, to $5.3 million for the three months ended June 30, 2012, compared to the prior year period. The increase of $0.1 million is comprised solely of an increase in food and beverage revenue. Lodging revenues remained flat over the same period.

        Food and beverage revenue at Presque Isle Downs remained flat at $2.9 million for the three months ended June 30, 2012, compared to the prior year period.

        Food and beverage revenue at Scioto Downs increased by $0.5 million, or 290%, to $0.7 million for the three months ended June 30, 2012, compared to the prior year period. The increase was attributable to the opening of our gaming facility in June 2012 which included new food and beverage amenities.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended June 30, 2012 of $2.6 million represent a $1.6 million, or 38%, decrease compared to the prior year period. The decrease was primarily due to a lease bonus payment of $1.8 million received during the second quarter of 2011 under an agreement with Chesapeake Appalachia, LLC to lease mineral rights (primarily oil and gas) on property owned by Mountaineer. The agreement required a lease bonus payment to total $2.1 million, of which $1.8 million was received and recorded during the second quarter of 2011 and the remaining $0.3 million was received and recorded during the fourth quarter of 2011. No royalty income was recognized during the three months ended June 30, 2012.

Promotional Allowances

        Promotional allowances increased by $0.4 million, or 12.6%, to $3.1 million for the three months ended June 30, 2012, compared to the prior year period. The increase was primarily attributable to the increase in gaming revenue.

Operating Expenses

Gaming

        Gaming expense for the three months ended June 30, 2012 of $65.2 million represents a $5.1 million, or 8.5%, increase compared to the prior year period. The increase of $5.1 million is comprised of an increase in gaming taxes and assessments of $4.8 million and other gaming operating costs of $0.3 million. The increase of $4.8 million in gaming taxes was consistent with the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue was essentially flat at 54.0% for the three months ended June 30, 2012 compared to 54.5% for the prior year period.

Pari-Mutuel

        Pari-mutuel expense remained flat at $3.4 million for the three months ended June 30, 2012, compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $0.8 million, or 14.2%, to $6.7 million for the three months ended June 30, 2012, compared to the prior year period. The increase was primarily due to the increase in food, beverage and lodging revenues. Our gross profit margin for the three months ended June 30, 2012 decreased to 23.4% from 27.8% in the same period prior year. The gross profit margin was primarily impacted by the initial start-up costs of our food and beverage operations at Scioto Downs.

Other

        Other expense increased by $0.2 million, or 9.1%, to $1.9 million for the three months ended June 30, 2012, compared to the prior year period. The increase was primarily due to the cost of entertainment at our Mountaineer property.

Marketing and Promotions

        Marketing and promotions expense increased by $0.8 million, or 27.2%, to $3.7 million for the three months ended June 30, 2012, compared to the prior year period. The increase was due to the opening of the Scioto Downs gaming facility in June 2012, as well as increased marketing efforts during the second quarter of 2012 to promote our properties' summer entertainment offerings.

General and Administrative

        General and administrative expense increased by $1.8 million, or 13.8%, to $15.1 million for the three months ended June 30, 2012, compared to the period year period. Significant factors contributing to the increase in general and administrative expenses were:

  •
  increase in equity and other compensation under the long-term incentive plan in the aggregate amount of $0.4 million and $0.2 million, respectively, as compared to the prior year period; and

  •
  an increase in general and administrative costs at Scioto Downs of approximately $1.0 million over the same prior year period. The increase is attributable to increasing staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new VLT gaming facility.

Project Opening Costs

        Project opening costs were $2.2 million for the three months ended June 30, 2012. There were no project opening costs for the three months ended June 30, 2011. The costs are related to the opening of our Scioto Downs gaming facility and are comprised of direct salaries and wages, legal and consulting fees, utilities and advertising.

Depreciation

        Depreciation expense decreased by $1.1 million, or 16.0%, to $5.9 million for the three months ended June 30, 2012, compared to the prior year period. The decrease is attributed to a $1.9 million decrease at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 which was offset by a $0.9 million increase in depreciation at Scioto Downs from the completion of Phase I of the gaming facility.

Interest Expense, net

        Interest expense, net increased by $3.0 million or 18.3% to $16.3 million for the three months ended June 30, 2012, compared to the prior year period. The increase primarily relates to the refinancing transaction that occurred in August 2011, where we issued $565 million of 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $0.9 million of capitalized interest related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest in the same period of the prior year.

Income Taxes

        The income tax provision for the periods presented results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision also includes interest expense related to uncertain tax positions.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $0.7 million for the three months ended June 30, 2012 and 2011, respectively.

Discontinued Operations

        During the three months ended June 30, 2012 we recorded expense of approximately $0.3 million related to the proposed settlement of an employee matter related to a former employee of Jackson.

Financial results for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net Revenues

        Net revenues for the six months ended June 30, 2012, comprised of $212.2 million in gaming and pari-mutuel revenues (93% of total net revenues), $21.2 million of non-gaming revenues (9% of total net revenues) less $6.3 million of promotional allowances (-2% of total net revenues), increased $18.2 million, or 8.7%, compared to net revenues for the six months ended June 30, 2011, comprised of $193.0 million in gaming and pari-mutuel revenues (92% of total net revenues), $21.1 million of non-gaming revenues (10% of total net revenues) less $5.2 million of promotional allowances (-2% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues for the six months ended June 30, 2012 of $207.6 million represents a $19.1 million, or 10.1%, increase compared to the prior year period. The increase of $19.1 million is comprised of an increase in slot and poker revenue of $19.7 million and $0.8 million, respectively, offset by a decrease in table gaming revenue of $1.5 million. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs in June 2012 and increases at our Mountaineer property due to the factors listed below. The increase in poker revenue was primarily attributable to the introduction of poker at our Presque Isle Downs facility in October 2011. The decrease in table gaming revenue is due to continued competitive pressure.

        Gaming revenue at Mountaineer increased by $10.0 million, or 10.5%, to $105.7 million for the six months ended June 30, 2012, compared to the prior year period. The increase of $10.0 million is comprised of an increase in slot revenue of $11.2 million, offset by a decrease in table gaming and poker revenue of $1.1 million and $0.1 million, respectively. We attribute the slot revenue increase to changes in Mountaineer's marketing approach which include, utilizing the entire availability of free play more effectively, providing consistent promotional offerings and the launch of an improved loyalty program during the second quarter of 2012. The marketing approach, coupled with milder winter weather during the first half of 2012, brought patrons to the property on a more consistent basis than in the previous year. These factors helped to mitigate the continued competitive pressures from competition in our target market, including the newly opened Cleveland casino. The decrease in table gaming revenue was due to the continued pressure from competition within our target market.

        Gaming revenue at Presque Isle Downs decreased by $2.0 million, or 2.2%, to $90.9 million for the six months ended June 30, 2012, compared to the prior year period. The decrease of $2.0 million is comprised of a decrease in slot and table gaming revenue of $2.5 million and $0.4 million, respectively, offset by an increase in poker revenue of $0.9 million. We attribute the decrease in slot and table gaming revenue to the competitive pressures from competition within our target market, including the newly opened Cleveland casino. The increase in poker revenue is due to the opening of the poker room in October 2011.

        The opening of Phase I of the gaming facility at Scioto Downs provided incremental gaming revenue of $11.1 million for the six months ended June 30, 2012.

Pari-Mutuel Commissions

        Pari-mutuel commissions for the six months ended June 30, 2012 of $4.5 million represent a $0.1 million, or 3.3%, increase compared to the prior year period.

        Pari-mutuel commissions at Mountaineer and Presque Isle Downs remained flat at $2.7 million and $1.1 million for the six months ended June 30, 2012, respectively, compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs increased by $0.1 million, or 10.0%, to $0.6 million for the six months ended June 30, 2012, compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the six months ended June 30, 2012 of $16.7 million represents a $1.3 million, or 8.8%, increase compared to the prior year period. The increase is due to the June 2012 opening of our casual dining restaurant and center bar/lounge at our gaming facility at Scioto Downs and increases at our Mountaineer property due to the factors listed below.

        Food, beverage and lodging revenue at Mountaineer increased by $0.8 million, or 8.6%, to $10.7 million for the six months ended June 30, 2012, compared to the prior year period. The increase of $0.8 million is comprised solely of an increase in food and beverage revenue, lodging revenues remained flat over the same period. The increase in food and beverage revenue was primarily related to increased patron traffic, as noted in gaming revenues above.

        Food and beverage revenue at Presque Isle Downs remained flat at $5.3 million for the six months ended June 30, 2012, compared to the prior year period.

        Food and beverage revenue at Scioto Downs increased by $0.5 million, or 290%, to $0.7 million for the six months ended June 30, 2012, compared to the prior year period. The increase was attributable to the opening of our gaming facility in June 2012 which included new food and beverage amenities.

Other Revenues

        Other revenues for the six months ended June 30, 2012 of $4.6 million represent a $1.2 million, or 20.9%, decrease compared to the prior year period. The decrease is primarily due to a lease bonus payment of $1.8 million received during the second quarter of 2011 with no royalty payments received during the current year period, offset by increases in commissions earned from check cashing and ATM services and amenity revenue from the golf course, Spa and entertainment center located at our Mountaineer property. The increases were a result of increased patron traffic, and additional headline acts offered during the first half of 2012 as compared to the first half of 2011.

Promotional Allowances

        Promotional allowances increased by $1.1 million, or 21.9%, to $6.3 million for the six months ended June 30, 2012, compared to the prior year period. The increase was primarily attributable to the increase in gaming revenue.

Operating Expenses

Gaming

        Gaming expense for the six months ended June 30, 2012 of $127.4 million represents a $10.2 million, or 8.7%, increase compared to the prior year period. The increase of $10.2 million is comprised of an increase in gaming taxes and assessments of $9.8 million and other gaming operating costs of $0.4 million. The increase of $9.8 million in gaming taxes is consistent with the increase in gaming revenues. On a blended basis our gaming taxes and assessments percentage of gaming revenue was essentially flat at 54.3% for the six months ended June 30, 2012 compared to 54.6% for the prior year period. The increase in other gaming operating costs is primarily due to increased lease costs for our VLT operations at Scioto Downs.

Pari-Mutuel

        Pari-mutuel expense decreased by $0.3 million, or 5.4%, to $4.9 million for the six months ended June 30, 2012, compared to the prior year period. The decrease of $0.3 million is primarily due to in-sourcing certain maintenance activities and a change in simulcast vendors.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $1.2 million, or 10.3%, to $12.5 million for the six months ended June 30, 2012, compared to the prior year period. The increase was primarily due to an increase in food and beverage revenues. Our gross profit margin for the six months ended June 30, 2012 decreased to 24.9% from 26.0% in the same period prior year. The gross profit margin was primarily impacted by the initial start-up costs of our food and beverage operations at Scioto Downs.

Other

        Other expense increased by $0.2 million, or 8.3%, to $3.2 million for the six months ended June 30, 2012, compared to the prior year period. The increase was primarily due to the cost of entertainment at our Mountaineer property.

Marketing and Promotions

        Marketing and promotions expense increased by $0.5 million, or 8.7%, to $6.8 million for the six months ended June 30, 2012, compared to the prior year period. The increase was due to the opening of the Scioto Downs gaming facility in June 2012, increased marketing efforts during the second quarter of 2012 to promote our properties summer entertainment offerings and the December 2011 addition of our Chief Marketing Officer.

General and Administrative

        General and administrative expense increased by $1.7 million or 6.5% to $28.3 million for the six months ended June 30, 2012, compared to the period year period. Significant factors contributing to the increase in general and administrative expenses were:

  •
  increase in equity and other compensation under the long-term incentive plan in the aggregate amount of $0.1 million and $0.3 million, respectively, as compared to the prior year period; and

  •
  an increase in salaries and bonus expense of $0.5 million, excluding Scioto Downs as discussed below, as compared to the prior year period; and

  •
  an increase in Scioto Downs general and administrative expense of approximately $1.1 million over the prior year period. The increase is attributable to increasing staffing levels, consulting costs, utility costs and general operating supplies associated with operations of the new VLT gaming facility; offset by

  •
  the absence of severance costs in the amount of $0.3 million as compared to the prior year due to the 2011 termination of an executive officer.

Project Opening Costs

        Project opening costs relating to the Scioto Downs gaming facility were $2.5 million for the six months ended June 30, 2012. There were no project opening costs for the six months ended June 30, 2011.

Depreciation

        Depreciation expense decreased by $2.0 million, or 13.9%, to $12.1 million for the six months ended June 30, 2012, compared to the prior year period. The decrease is attributed to a $2.4 million decrease at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $0.5 million decrease at Mountaineer due to aging assets, which was offset by an $0.9 million increase at our Scioto Downs facility from the completion of Phase I of the gaming facility.

Interest Expense, net

        Interest expense, net increased by $6.6 million, or 24.6%, to $33.3 million for the six months ended June 30, 2012, compared to the prior year period. The increase relates to the 2011 refinancing transaction that occurred in August 2011, where we issued $565 million of 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $1.1 million of capitalized interest related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest in the same period of the prior year.

Income Taxes

        The income tax provision for the periods presented results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision also includes interest expense related to uncertain tax positions.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $1.3 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

Discontinued Operations

        For the six months ended June 30, 2012 we recorded expense of $0.3 million related to the proposed settlement of an employee matter.

Property Adjusted EBITDA

        Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel.

        The following table summarizes our results of operations and Adjusted EBITDA by property and reconciles Adjusted EBITDA to consolidated (loss) income in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$58,671	$57,493	$117,646	$108,904
Presque Isle Downs & Casino	47,797	52,089	96,673	98,904
Scioto Downs	12,637	914	12,715	1,005
Corporate	12	22	33	43

Net revenues	$119,117	$110,518	$227,067	$208,856

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$12,322	$13,573	$25,082	$22,848
Presque Isle Downs & Casino	9,880	12,150	20,715	22,085
Scioto Downs	1,709	(435)	977	(917)
Corporate expenses	(3,149)	(2,170)	(5,533)	(4,666)

Consolidated Adjusted EBITDA from continuing operations	20,762	23,118	41,241	39,350

Adjusted EBITDA from discontinued operations	(255)	—	(255)	—

Consolidated Adjusted EBITDA	$20,507	$23,118	$40,986	$39,350

Mountaineer Casino, Racetrack & Resort:
Net income	$9,512	$10,790	$19,472	$16,938
Interest expense	—	8	—	18
Depreciation	2,810	2,974	5,615	6,090
Gain on the sale or disposal of property	—	(199)	(5)	(198)

Adjusted EBITDA	$12,322	$13,573	$25,082	$22,848

Presque Isle Downs & Casino:
Net income	$7,367	$7,631	$14,513	$12,885
Interest (income) expense, net	(5)	2	(29)	6
Provision for income taxes	626	713	1,253	1,637
Depreciation	1,950	3,802	5,169	7,555
Other regulatory gaming assessments	(59)	—	(192)	—
Loss on the sale or disposal of property	1	2	1	2

Adjusted EBITDA	$9,880	$12,150	$20,715	$22,085

Scioto Downs:
Net income (loss)	$1,397	$(634)	$692	$(1,316)
(Capitalized interest) interest expense	(892)	7	(1,120)	15
Provision for income taxes	114	—	114	—
Depreciation	1,090	192	1,291	384

Adjusted EBITDA	$1,709	$(435)	$977	$(917)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited, in thousands)
Corporate:
Net loss	$(20,376)	$(15,525)	$(39,968)	$(31,378)
Interest expense, net of interest income	17,238	13,339	34,430	26,677
(Benefit) provision for income taxes	(22)	3	(19)	10
Depreciation	11	13	24	25

Adjusted EBITDA	$(3,149)	$(2,170)	$(5,533)	$(4,666)

Discontinued operations:
Net loss	$(255)	$—	$(255)	$—
Provision for income taxes	—	—	—	—

Adjusted EBITDA	$(255)	$—	$(255)	$—

MTR Gaming Group, Inc. (consolidated)
Net (loss) income	$(2,355)	$2,262	$(5,546)	$(2,871)
Interest expense, net of interest income and capitalized interest	16,341	13,356	33,281	26,716
Provision for income taxes	718	716	1,348	1,647
Depreciation	5,861	6,981	12,099	14,054
Other regulatory gaming assessments	(59)	—	(192)	—
Loss (gain) on the sale or disposal of property	1	(197)	(4)	(196)

Consolidated Adjusted EBITDA	$20,507	$23,118	$40,986	$39,350

        Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, loss (gain) on debt modification and extinguishment and equity in loss on unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

  •
  Mountaineers' adjusted EBITDA decreased $1.3 million, or 9.2%, to $12.3 million for the three months ended June 30, 2012 and increased $2.2 million, or 9.8% for the six months ended June 30, 2012. The decrease of $1.3 million was primarily due to the $1.8 million lease bonus payment received in the second quarter of 2011, partially offset by an increase in gross margin from gaming operations of $0.7 million. The increase of $2.2 million was primarily due to an increase in gross margin from gaming operations of $3.8 million, partially offset by the $1.8 million lease payment previously discussed.

  •
  Presque Isle Downs adjusted EBITDA decreased $2.3 million, or 18.7% and $1.4 million, or 6.2%, for the three and six months ended June 30, 2012, respectively. The decreases of $2.3 million and $1.4 million were primarily due to a decrease in gross margin from gaming operations of $1.8 million and $0.8 million, respectively coupled with increases in general and administrative expenses of $0.3 million for both periods.

  •
  Scioto Downs adjusted EBITDA increased $2.1 million, or 492.9%, and $1.9 million, or 206.5%, for the three and six months ended June 30, 2012, respectively. The increases of $2.1 million and $1.9 million were primarily due to an increase in gross margin from gaming operations related to the opening of our gaming facility in June 2012 of $5.8 million for both periods, partially offset by project opening costs of $2.2 million and $2.5 million, respectively, increases in marketing costs of $0.4 million for both periods, and increases in general and administrative expenses of approximately $1.0 million for both periods.

  •
  Corporate adjusted EBITDA loss increased $1.0 million, or 45.1% and $0.9 million, or 18.6%, for the three and six months ended June 30, 2012, respectively. The increases were primarily due to increases in general and administrative expenses of $0.8 million and $0.6 million, respectively and increases in marketing costs of $0.1 million and $0.2 million, respectively. The increases in general and administrative are primarily due to increases in equity and other compensation under our long-term incentive plan. The increase in marketing is due to the addition of a Chief Marketing Officer in December 2011.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At June 30, 2012, our cash and cash equivalents, excluding restricted cash, totaled $93.6 million. We have $32.5 million remaining from funds generated in the August 2011 refinancing transaction, as discussed below, which are required to be held for construction of our Scioto Downs gaming facility. In addition, we have $8.8 million at June 30, 2012 in bank accounts owned by Mountaineer's horsemen, to which we contribute funds for racing purses, which exceed our purse payment obligations. This amount is available for payment of future purse obligations at our discretion.

        At June 30, 2012, we had total debt in the aggregate principal amount of $552.8 million; net of discounts, all of which was secured, and cash collateralized letters of credit of approximately $0.2 million were outstanding. In connection with the August 2011 refinancing transaction, we entered into a $20.0 million senior secured revolving credit facility. At June 30, 2012, there were no borrowings under the credit facility.

        We believe that our cash balances on hand (including funds held for construction), cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the remaining licensing and construction of the gaming facility at Scioto Downs.

        We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it may require additional liquidity to continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, equity offerings or a combination of potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us or available to us on terms which are acceptable, at such time.

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Six Months Ended June 30,
	2012	2011
	(unaudited, in thousands)
Cash flow summary
Net cash provided by operating activities	$13,735	$9,920
Net cash used in investing activities	(5,584)	(3,539)
Net cash used in financing activities	(157)	(686)

Net increase in cash and cash equivalents	$7,994	$5,695

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $13.7 million during the six months ended June 30, 2012 compared to $9.9 million during the six months ended June 30, 2011. The increase is primarily due to an increase in operating income as the result of the opening of our gaming facility at Scioto Downs in June 2011. Non-cash expenses included in operating activities, consisting primarily of depreciation and amortization, were $16.0 million and $17.8 million during the six months ended June 30, 2012 and 2011, respectively. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of approximately $3.0 million and $4.8 million during the six months ended June 30, 2012 and 2011, respectively.

Investing Cash Flow

        Net cash used in investing activities was $5.6 million during the six months ended June 30, 2012, comprised primarily of capital expenditures of $76.9 million and the $25.0 million payment of the Ohio video lottery terminal license fee, offset by the use of funds held for construction in the amount of $97.6 million. During the six months ended June 30, 2011, net cash used in investing activities was $3.5 million, comprised primarily of capital expenditures aggregating $3.8 million offset by proceeds from the sale of property of $0.4 million.

        We have paid $25.0 million, of the required $50.0 million, for our video lottery terminal license for Scioto Downs; $10.0 million upon application and $15.0 million upon commencement of our VLT operations. The remaining $25.0 million will be payable at the one year anniversary of our VLT operations or June 2013.

Financing Cash Flow

        Net cash used in financing activities was $0.2 million during the six months ended June 30, 2012 compared to net cash used in financing activities of $0.7 million during the six months ended June 30, 2011. Financing activities for 2012 included the payment of financing costs of $0.2 million; and financing activities for 2011 included principal payments on long-term obligations in the amount of $0.6 million.

        During the six months ended June 30, 2012, cash flows from operating and financing activities excludes $2.8 million which represents the portion of the interest payable on the Senior Secured Second Lien Notes that was satisfied with PIK Notes on February 1, 2012.

Capital Expenditures

        During the six months ended June 30, 2012, additions to property and equipment and other capital projects aggregated $98.2 million, which included $92.5 million of construction costs and equipment purchases related to the VLT gaming facility at Scioto Downs, $1.1 million towards the construction of three new barns at Presque Isle Downs and $0.3 million related to gaming floor enhancements at Mountaineer.

        During the second quarter of 2012, we completed the first of two phases of construction on our gaming facility at Scioto Downs. The gaming facility build out became fully operational in August 2012 upon the completion of Phase II. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period. During the six months ended June 30, 2012, we expended approximately $94.0 million related to construction costs and equipment purchases, including $1.1 million of capitalized interest. Of the total $125.0 million project cost, we have expended a total of approximately $97.8 million through June 30, 2012.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which allows it to be reimbursed for qualifying capital expenditures from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain facility capital improvements having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital improvements include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. In July 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the six months ended June 30, 2012, Mountaineer made purchases aggregating $1.0 million, that have been submitted for approval, which we believe qualify for reimbursement under the modernization fund of approximately $0.5 million. Pending approval, we expect to receive reimbursement during the third quarter of 2012. In addition, during the six months ended December 31, 2011, Mountaineer made eligible purchases aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million. Through December 31, 2011, we received $1.4 million and the remaining $0.1 million was received during the first quarter of 2012. As of June 30, 2012, assuming approval of recent submission, approximately $1.7 million of the initial $3.7 million allocated to Mountaineer remains available and we anticipate we will be able to receive these funds through qualifying capital expenditures to be made over the second half of 2012. Additionally, although no official notification has been received from the WV Lottery Commission, we believe that Mountaineer is now eligible for another estimated $3.7 million of reimbursement from the modernization fund effective on July 1, 2012, which will be available through June 30, 2014.

        We anticipate spending up to a total of approximately $6.3 million during the remainder of 2012 on capital expenditures, exclusive of amounts relating to the VLT gaming facility at Scioto Downs. Remaining expenditures for 2012 are expected to include $1.0 million for slot machines and theme conversions at Mountaineer, $1.5 million for slot machines and theme conversions at Presque Isle Downs, an additional $1.5 million for gaming floor renovations at Mountaineer and $1.2 million to complete the construction of three new barns at Presque Isle Downs.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either

(i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at June 30, 2012.

        The Credit Facility is secured by substantially the same assets securing the 11.5% Senior Secured Second Lien Notes (the "Notes"), discussed below (and including securities of the Company's subsidiaries to the extent permitted by law). Borrowings under the Credit Facility are guaranteed by all of our existing and future domestic restricted subsidiaries. The security interest in the collateral that secures the Credit Facility is senior to the security interest in the collateral that secures the Notes.

        The Credit Facility contains a number of customary covenants and certain financial covenants, including, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility.

        Permitted indebtedness under the Credit Facility includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed the greater of $20 million and 4.5% of consolidated net tangible assets, as defined; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

Senior Subordinated Notes

        On August 1, 2011, we completed the offering of $565.0 million in aggregate principal amount of 11.5% Senior Secured Second Lien Notes due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the Notes. The net proceeds of the sale of the Notes were utilized to refinance our former debt obligations and to finance development of the Scioto Downs gaming facility.

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The initial interest payment due on February 1, 2012 was satisfied in cash and PIK Notes, as defined in the Indenture. As a result, additional Notes of $2.8 million were issued on February 1, 2012. We have made the election to satisfy the interest payment due on August 1, 2012 in cash and PIK Notes, which will result in additional Notes of $2.8 million; however, we have made the election to satisfy our February 1, 2013 interest payment entirely in cash.

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

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property, as defined in the Indenture.

        The Indenture governing the Notes permits equipment financing for gaming facilities which are either non-recourse to the Company or limited in amount to the greater of $20 million or 4.5% of consolidated tangible assets (as defined) of the Company. The Indenture also permits (i) financing under credit agreements of up to $20 million and (ii) indebtedness to finance the purchase, lease or improvement of property or equipment (other than software) in an aggregate principal amount at the date of such incurrence, together with all other indebtedness previously incurred under this clause, not to exceed 2.5% of consolidated net tangible assets as defined; provided, however, that such indebtedness exists at the date of such purchase or transaction or is created within 180 days thereafter. However, additional borrowings, including amounts permitted under the indentures are limited by the terms of the Credit Facility. In order to borrow amounts in excess of the debt permitted to be incurred under the Indenture governing the Notes and our Credit Facility, we must either satisfy the debt incurrence tests provided by the indenture, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Notes and indebtedness outstanding under our Credit Facility, if any.

        Until such time as we were granted a license to operate VLTs at Scioto Downs, we were not able to utilize $130.0 million of the net proceeds of the Notes. The net proceeds were deposited into a segregated account in which the holders of the Notes had a perfected first-priority security interest. Upon receipt of the conditional License, we were permitted to utilize the net proceeds for the establishment, construction, development and operation of the gaming facility at Scioto Downs. The remaining proceeds, including interest earned thereon, of approximately $32.5 million are reflected as funds held for construction in our consolidated balance sheets at June 30, 2012.

        Annual interest expense on the Notes is $65.3 million ($44.1 million prior to the refinancing). Additionally, annual amortization of deferred financing fees on the Notes now approximates $1.6 million ($4.1 million prior to the refinancing) and annual amortization of the original issue discount on the Notes now approximates $2.1 million ($2.5 million prior to the refinancing).

Contractual Obligations

        There have been no material changes during the six months ended June 30, 2012 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Liquidity Matters

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

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2012 is $5.5 million. The Company paid approximately $0.2 million made during the six months ended June 30, 2012.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 11 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of June 30, 2012. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2011).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $200,000.

        At June 30, 2012, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Notes was $589.9 million at June 30, 2012.

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

        The Company, through its wholly-owned subsidiary Scioto Downs, Inc. commenced VLT operations at Scioto Downs on June 1, 2012. Scioto Downs' VLT operations are subject to the Company's disclosure controls and procedures. We believe these controls have been designed effectively. However, these controls have not been tested for operating effectiveness as of June 30, 2012.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio. Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed on February 20, 2012 and, on May 30, 2012, the litigation was dismissed. The plaintiffs appealed the decision on June 28, 2012.

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

        Edson R. Arneault and Gregory J. Rubino v. Individual Members and Employees of the Pennsylvania Gaming Control Board, MTR Gaming Group, Inc., et al; Case No. 2:05-mc-02025; United States District Court for the Western District of Pennsylvania. On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc., as well as certain of its former and current officers and directors. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action (collectively, the "MTR Defendants") believe this lawsuit is without merit, vehemently deny the allegations and intend to defend the case vigorously. The MTR Defendants submitted Motions to Dismiss the Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure which state that the Complaint is wholly frivolous both legally and factually, and, on March 28, 2012, the litigation was dismissed. The co-plaintiffs appealed the decision on April 4, 2012.

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

        We are a party to various lawsuits, which have arisen in the normal course of our business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 9 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to those risk factors during the six months ended June 30, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
10.1	Escrow Agreement between Scioto Downs, Inc., a wholly-owned subsidiary of the Company, and the Ohio State Racing Commission (incorporated by reference to our current report on Form 8-K filed on June 1, 2012).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2012	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
10.1	Escrow Agreement between Scioto Downs, Inc., a wholly-owned subsidiary of the Company, and the Ohio State Racing Commission (incorporated by reference to our current report on Form 8-K filed on June 1, 2012).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document