Form 10-Q
period 2012-09-30
MTR GAMING GROUP INC
filed 2012-11-07
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,687,856
Outstanding at November 7, 2012

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2012	December 31 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,497	$85,585
Restricted cash	2,550	1,146
Accounts receivable, net of allowance for doubtful accounts of $346 in 2012 and $383 in 2011	5,536	4,554
Amounts due from West Virginia Lottery Commission	17	122
Inventories	4,131	3,503
Deferred financing costs	1,641	1,622
Deferred income taxes	545	494
Prepaid expenses and other current assets	7,157	5,366

Total current assets	110,074	102,392
Property and equipment, net	391,992	299,579
Funds held for construction project	9,169	130,114
Other intangible assets	135,577	85,577
Deferred financing costs, net of current portion	8,818	9,919
Deposits and other	1,911	1,902
Non-operating real property	11,207	11,207
Assets of discontinued operations	181	181

Total assets	$668,929	$640,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,388	$1,461
Accounts payable—gaming taxes and assessments	9,606	8,854
Accrued payroll and payroll taxes	6,283	3,872
Accrued interest	10,963	27,072
Accrued income taxes	577	958
Other accrued liabilities	13,025	10,741
Construction project and equipment liabilities	5,793	3,732
License fee payable	25,000	—
Liabilities of discontinued operations	130	223

Total current liabilities	74,765	56,913
Long-term debt	556,186	548,933
Other regulatory gaming assessments	5,066	5,408
Long-term compensation	750	242
Deferred income taxes	13,202	11,048

Total liabilities	649,969	622,544

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	63,636	62,804
Accumulated deficit	(44,521)	(44,288)
Accumulated other comprehensive loss	(380)	(404)

Total stockholders' equity of MTR Gaming Group, Inc.	18,735	18,112
Non-controlling interest of discontinued operations	225	215

Total stockholders' equity	18,960	18,327

Total liabilities and stockholders' equity	$668,929	$640,871

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Gaming	$132,020	$102,598	$339,664	$291,178
Pari-mutuel commissions	3,824	3,898	8,347	8,277
Food, beverage and lodging	11,105	9,408	27,765	24,725
Other	3,583	2,695	8,141	8,457

Total revenues	150,532	118,599	383,917	332,637
Less promotional allowances	(3,876)	(2,962)	(10,194)	(8,144)

Net revenues	146,656	115,637	373,723	324,493

Operating expenses:
Costs of operating departments:
Gaming	76,630	68,681	204,006	185,835
Pari-mutuel commissions	3,831	3,965	8,746	9,159
Food, beverage and lodging	8,604	6,686	21,112	18,028
Other	2,358	1,814	5,596	4,803
Marketing and promotions	6,065	3,440	12,846	9,678
General and administrative	17,799	13,389	46,119	39,971
Project-opening costs	222	154	2,718	161
Depreciation	7,880	7,022	19,979	21,076
Gain on the sale or disposal of property	—	(16)	(4)	(212)

Total operating expenses	123,389	105,135	321,118	288,499

Operating income	23,267	10,502	52,605	35,994
Other income (expense):
Interest income	25	54	159	70
Interest expense	(17,227)	(16,265)	(50,642)	(42,997)
Loss on debt extinguishment	—	(34,364)	—	(34,364)

Income (loss) from continuing operations before income taxes	6,065	(40,073)	2,122	(41,297)
Provision for income taxes	(729)	(1,444)	(2,077)	(3,091)

Income (loss) from continuing operations	5,336	(41,517)	45	(44,388)

Discontinued operations:
Loss from discontinued operations before income taxes	(23)	—	(278)	—
Provision for income taxes	—	—	—	—

Loss from discontinued operations	(23)	—	(278)	—

Net income (loss)	$5,313	$(41,517)	$(233)	$(44,388)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.19	$(1.49)	$—	$(1.60)
Loss from discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.19	$(1.49)	$(0.01)	$(1.60)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.19	$(1.49)	$—	$(1.60)
Loss from discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.19	$(1.49)	$(0.01)	$(1.60)

Weighted-average number of shares outstanding:
Basic	28,047,046	27,880,204	27,997,360	27,800,075

Diluted	28,416,008	27,880,204	28,322,893	27,800,075

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss)	$5,313	$(41,517)	$(233)	$(44,388)
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Amortization of net loss(1)	8	6	24	17

Other comprehensive income	8	6	24	17

Comprehensive income (loss)	$5,321	$(41,511)	$(209)	$(44,371)

(1)
Amounts are shown net of tax of $4 and $3 for the three months ended September 30, 2012 and 2011 and $13 and $9 for the nine months ended September 30, 2012 and 2011, respectively.

See notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net loss	$(233)	$(44,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,979	21,076
Amortization of deferred financing fees and accretion of original issue discount	2,828	4,541
Loss on debt extinguishment	—	34,364
Bad debt expense	33	84
Stock-based compensation expense	867	838
Deferred income taxes	2,103	18
Gain on the sale or disposal of property	(4)	(212)
Change in operating assets and liabilities:
Accounts receivable	(1,032)	(988)
Other current assets	(2,419)	(2,008)
Accounts payable	2,706	(1,083)
Accrued liabilities	(5,901)	(3,982)
Other regulatory gaming assessments	(369)	5,758
Long-term compensation	508	127
Accrued income taxes	(381)	3,073

Net cash provided by continuing operating activities	18,685	17,218
Net cash used in discontinued operating activities	(83)	(1)

Net cash provided by operating activities	18,602	17,217

Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,404)	156
Decrease (increase) in funds held for construction project	120,945	(130,049)
(Increase) decrease in deposits and other	(9)	76
Payment of Ohio video lottery terminal license fee	(25,000)	—
Payment of Pennsylvania table games license and related fees	—	(48)
Proceeds from the sale of non-operating real property	—	424
Proceeds from the sale of property and equipment	5	70
Reimbursement of capital expenditures from West Virginia regulatory authorities	347	220
Capital expenditures	(110,417)	(8,194)

Net cash used in investing activities	(15,533)	(137,345)

Cash flows from financing activities:
Proceeds from the issuance of Senior Secured Second Lien Notes	—	548,050
Repurchase of Senior Subordinated Notes	—	(125,247)
Repurchase of Senior Secured Notes	—	(276,996)
Principal payments on long-term debt	—	(1,615)
Payment of other debt extinguishment costs	—	(619)
Financing cost paid	(157)	(12,556)

Cash (used in) provided by financing activities	(157)	131,017

Net increase in cash and cash equivalents	2,912	10,889
Cash and cash equivalents, beginning of period	85,585	53,820

Cash and cash equivalents, end of period	$88,497	$64,709

Cash paid during the period for:
Interest	$59,524	$44,329

Income taxes	$314	$—

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

        The fair value of our cash equivalents approximates the carrying value at September 30, 2012 and December 31, 2011. In addition, funds held for construction represents monies invested in money market funds and also approximate the carrying value at September 30, 2012 and December 31, 2011. The fair value of cash equivalents and funds held for construction were determined based on Level 1 inputs.

        Pursuant to the provisions of our Credit Facility (see Note 10), any outstanding borrowings bear interest based on the prevailing interest rates. As such, the carrying value of any outstanding borrowings is presumed to approximate fair value. There were no amounts outstanding at September 30, 2012 and December 31, 2011. The fair values of our 11.5% Senior Secured Second Lien Notes (see Note 10) were $600.6 million at September 30, 2012 and $473.2 million at December 31, 2011, compared to carrying values of $556.2 million and $548.9 million at September 30, 2012 and December 31, 2011, respectively. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        Our Senior Secured Second Lien Notes were stated at carrying value as long-term debt in our consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

(UNAUDITED)

NOTE 3—SCIOTO DOWNS (Continued)

the OHHA. The agreement will remain in effect until an agreement is reached with the OHHA. In May 2012, a lawsuit seeking to prevent the operation of VLTs at Ohio's horse racetracks was dismissed; however, in June 2012, the decision was appealed. See Note 11 for additional details on the Ohio lawsuit. We commenced gaming operations at Scioto Downs in June 2012.

        In anticipation of the issuance of the License, we commenced construction of our VLT gaming facility in December 2011. Development, construction and equipment costs are expected to approximate $125.0 million over a required three-year period, not including a $50.0 million license fee required to be paid upon achievement of certain milestones as defined in the framework. In May 2012, we completed the first of two phases of the build-out with the second phase completed in August 2012. During the nine months ended September 30, 2012, we expended approximately $105.7 million related to construction costs and equipment purchases, including $1.2 million of capitalized interest. Of the total $125.0 million project cost, we have expended a total of approximately $110.7 million, including $1.3 million of capitalized interest through September 30, 2012.

        As required by the framework, we have paid a total of $25.0 million of the $50.0 million in license fees; $10.0 million upon filing the Application and $15.0 million upon commencement of our VLT operations. At the commencement of our gaming operations, we became contractually obligated for the remaining $25.0 million installment for the License and have reflected this amount within license fee payable in the consolidated balance sheet at September 30, 2012. The license fee, including the final installment, is recorded as an indefinite-lived intangible asset on our consolidated balance sheet as of September 30, 2012. The final installment will be payable at the one year anniversary of our VLT operations in June 2013.

        During the three and nine months ended September 30, 2012, we incurred approximately $0.2 million and $2.7 million of project opening costs related to the opening of our VLT facility. Project opening costs are expensed as incurred and consist primarily of direct salaries and wages, legal and consulting fees, utilities and advertising.

NOTE 4—DISCONTINUED OPERATIONS

        Our wholly-owned subsidiary, Jackson Racing, Inc., holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan ("Jackson"), until December 2008.

        During the nine months ended September 30, 2012, we recorded expense of approximately $0.3 million related to the settlement of a matter related to a former employee of Jackson.

NOTE 5—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. At December 31, 2011, we obtained independent appraisals for our non-operating properties and recorded an impairment charge to adjust the carrying values of those properties to their respective fair values. No developments have occurred subsequent to these appraisals that would indicate that further impairment recognition is necessary. The Company continues to actively market these properties for sale. These properties are

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—NON-OPERATING REAL PROPERTY (Continued)

included in non-operating real properties in our consolidated balance sheets as of September 30, 2012 and December 31, 2011.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. The site was never developed and in October 2005, we sold 205 acres. In October 2012, we sold the remaining 24 acres sold for approximately $0.5 million, resulting in a gain of approximately $50,000. See Note 11 for additional discussion regarding current litigation and environmental contingencies regarding this site.

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

        The agreements have an initial term of five years, with an option to extend for an additional five year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre for a total of approximately $2.1 million, of which $1.8 million and $0.3 million was received in May 2011 and November 2011, respectively. The lease bonus payment of $1.8 million is reflected within other revenues in our consolidated statement of operations for the nine months ended September 30, 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. Royalty payments will be recognized when received. No royalty income was recognized during the three or nine months ended September 30, 2012 and 2011.

NOTE 7—EQUITY TRANSACTIONS

        We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Total stock-based compensation expense recognized during the three and nine months ended September 30, 2012 was $0.2 million and $0.9 million, and for the three and nine months ended September 30, 2011 was $0.4 million and $0.8 million, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS (Continued)

        A summary of the Stock Option activity for the nine months ended September 30, 2012 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2011	800,800	$2.04–16.27	$6.22	6.81	$—
Granted	392,100	2.44–4.02	2.53
Exercised	—	—	—
Expired	(25,000)	15.00	15.00
Forfeited	—	—	—

Outstanding—September 30, 2012	1,167,900	$2.04–$16.27	$4.79	7.28	$1.7

Exercisable at September 30, 2012	502,824	$2.04–$16.27	$7.90	5.11	$0.4

        The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2012 was $1.65 per share.

        As of September 30, 2012, there was $0.8 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of approximately 1.98 years.

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the nine months ended September 30, 2012:

Assumptions:
Expected dividend yield(1)	N/A
Expected stock price volatility(2)	74.3%
Risk-free interest rates(3)	1.32%
Expected term of options (in years)(4)	6.00

(1)
The expected dividend yield was based on our expectation of not paying dividends for the foreseeable future.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—EQUITY TRANSACTIONS (Continued)

        A summary of the RSU activity for the nine months ended September 30, 2012 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2011	227,769	$2.11	1.85	$0.4
Granted	192,790	3.39
Vested	(102,190)	3.88
Forfeited	—	—

Unvested outstanding as of September 30, 2012	318,369	$2.32	1.83	$1.3

        As of September 30, 2012, we had approximately $0.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.83 years.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—EARNINGS PER SHARE (Continued)

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Net income (loss) from continuing operations	$5,336	$(41,517)	$45	$(44,388)
Loss from discontinued operations	(23)	—	(278)	—

Net income (loss) available to common stockholders	$5,313	$(41,517)	$(233)	$(44,388)

Shares outstanding:
Weighted average shares outstanding	28,047,046	27,880,204	27,997,360	27,800,075
Effect of diluted securities	368,962	—	325,533	—

Diluted shares outstanding	28,416,008	27,880,204	28,322,893	27,800,075

Basic net income (loss) per common share:
Continuing operations	$0.19	$(1.49)	$—	$(1.60)
Discontinued operations	—	—	(0.01)	—

Basic net income (loss) per common share	$0.19	$(1.49)	$(0.01)	$(1.60)

Diluted net income (loss) per common share:
Continuing operations	$0.19	$(1.49)	$—	$(1.60)
Discontinued operations	—	—	(0.01)	—

Diluted net income (loss) per common share	$0.19	$(1.49)	$(0.01)	$(1.60)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three and nine months ending September 30 because they were anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Weighted-average stock options outstanding	330,200	815,800	491,283	752,333
Weighted-average restricted stock units outstanding	—	246,100	—	285,484

	330,200	1,061,900	491,283	1,037,817

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

        The income tax provision for the three and nine months ended September 30, 2012 and 2011 results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision for the nine months ended September 30, 2011 also includes a tax assessment of $0.4 million, including interest, related to the settlement of the 2007 IRS examination.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. The increase in the valuation allowance for the nine months ended September 30, 2012 and 2011 was $2.1 million and $2.7 million, respectively.

        There were no material changes to unrecognized tax benefits during the nine months ended September 30, 2012.

        The Company and its subsidiaries file a consolidated federal income tax return and consolidated and separate income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examinations for years before 2004.

NOTE 10—LONG-TERM DEBT

        At September 30, 2012, we had total debt in aggregate principal amount of $556.2 million (net of discounts), all of which was outstanding under our 11.5% Senior Secured Second Lien Notes.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—LONG-TERM DEBT (Continued)

        The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1, 2012 and August 1, 2012 were satisfied in cash and PIK Notes, resulting in the issuance of $5.6 million of additional Notes. The issuance of the PIK Notes is excluded from financing activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2012. We have made the election to satisfy our February 1, 2013 interest payment entirely in cash.

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

        Until such time as we were granted a license to operate VLTs at Scioto Downs, we were not able to utilize $130.0 million of the net proceeds of the Notes. The net proceeds were deposited into a segregated account in which the holders of the Notes had a perfected first-priority security interest. Upon receipt of the conditional License in January 2012, we utilized the net proceeds for the establishment, construction, development and operation of the VLT gaming facility at Scioto Downs as permitted by the terms of the Notes. Through September 30, 2012, approximately $120.9 million of these net proceeds have been utilized in the expansion of Scioto Downs (see Note 3). The remaining proceeds (including interest earned thereon) of approximately $9.2 million are reflected as funds held for construction in our consolidated balance sheets at September 30, 2012.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of September 30, 2012.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—LONG-TERM DEBT (Continued)

        The Credit Facility requires the Company to comply with certain financial covenants, including, maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of September 30, 2012, the Company was in compliance with the required covenants.

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

litigation was dismissed. The plaintiffs appealed the decision on June 28, 2012. The matter has been briefed by the Parties, who are awaiting a hearing date.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at September 30, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court. No opinion has been rendered as of the filing date of this Form 10-Q with the Securities and Exchange Commission.

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

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we were advised by the PaDEP that we were not released from our liability and responsibility under the Consent Order. In October 2012, we sold the remaining 24 acres and the seller assumed all obligations related to that portion of the site. Until such time as we can be released from the Consent Order we have purchased an Environmental Risk Insurance Policy in the amount of $10.0 million, which expires in 2014. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, which has been accrued in our consolidated balance sheet at September 30, 2012.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2012 and December 31, 2011 was $5.5 million and $5.9 million, respectively and is accrued in the respective accompanying consolidated balance sheets. During the three months ended September 30, 2012, increases to our total estimated liability of $0.2 million were recorded and recognized in gaming operating expenses. The net changes to our total estimated liability did not have any impact for the nine months ended September 30, 2012. The Company paid approximately $0.4 million during the nine months ended September 30, 2012.

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

  •
  the successful operation of our video lottery terminals ("VLTs") gaming facility at Scioto Downs, our racetrack in Columbus, Ohio;

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

Our Properties:

        We operate racino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. The majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our racing operations, hotel, dining, retail and entertainment offerings. Our gaming operations are highly dependent on the volume and spending levels of our customers, which, in turn, may affect the prices we can charge for our hotel, dining and other amenities. Our properties generate significant operating cash flow, which is essential to debt service and to funding maintenance capital expenditures.

        Mountaineer currently operates 2,138 slot machines, 14 poker tables and 47 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 2,031 slot machines, 44 casino table games and a nine-table poker room, which we began operating on October 3, 2011. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs began operating its newly constructed VLT gaming facility in June 2012, and currently operates 2,117 VLTs. In addition, Scioto Downs offers live harness horse racing from May through September, operating 57 live racing days with pari-mutuel wagering, prior to the opening of the VLT facility, during the months of May through October. Scioto Downs had an agreement with Beulah Park, which was to expire on December 31, 2012, that allowed for each facility's simulcasting to be operational only during its live race meets. Upon the opening of our VLT facility the agreement was terminated, as permitted by the provisions of the contract, and accordingly Scioto Downs will offer year round simulcasting.

Property Development:

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. The gaming facility build out, which was fully operational in August 2012, is approximately 132,000 square feet, including 65,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. The property currently includes a 100-seat casual dining restaurant and center bar/lounge and an approximately 300-seat buffet and a sports bar, both of which opened in August 2012. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period of which we have expended a total of approximately $110.7 million through September 30, 2012. Additional information regarding our gaming facility construction is discussed in detail in the section entitled "Liquidity and Capital Resources" below.

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in fall 2013.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our property results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the nine months ended September 30, 2012, our property slot win percentage is in the range of 7% to 9% of slot handle, and our table game win percentage is in the range of 19% to 20% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the nine months ended September 30, 2012, our property daily net win per slot is in the range of $208 to $231, and our daily net win per table is $1,121 and $1,540 for Presque Isle Downs and Mountaineer, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. For the nine months ended September 30, 2012, our ADR was $83 excluding complimentary rooms and $47 including complimentary rooms. RevPAR for the three and nine months ended September 30, 2012 was approximately $46 and $44, respectively.

Financial Summary:

        The significant factors affecting our results for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, were:

  •
  The increase in net revenues of $31.0 million for the three months ended September 30, 2012, compared to the prior year period, was primarily due to the opening of our gaming facility at Scioto Downs, offset by a decrease in revenue at Presque Isle Downs.

  •
  For the third quarter of 2012, our Presque Isle Downs and Mountaineer operations continued to see a negative impact from the May 2012 opening of a casino in Cleveland, Ohio. During the third quarter of 2012, compared to the same period prior year, Presque Isle Downs slot and table game revenue declined approximately 12.1% and 31.1%, respectively, and Mountaineer table game revenue declined 26.8%. Mountaineer slot revenue increased 0.5% over the same period.

    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes a casino that opened in Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as, the installation of VLTs at existing horse race tracks including Thistledown and Northfield Park, which are both located in the Cleveland area, and the relocation of a racetrack to Youngstown, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at the properties. Information regarding litigation seeking to prevent gaming activities in Ohio is discussed in detail in Part II, Item 1. "Legal Proceedings" below.

  •
  The increase of $1.0 million in interest expense for the three months ended September 30, 2012, compared to the prior year period was due to the August 2011 refinancing where we issued $565 million 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $0.1 million of capitalized interest related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest in the same period of the prior year.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

        The results of continuing operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited, in thousands)
Revenues:
Gaming	$132,020	$102,598	$339,664	$291,178
Pari-mutuel commissions	3,824	3,898	8,347	8,277
Food, beverage and lodging	11,105	9,408	27,765	24,725
Other	3,583	2,695	8,141	8,457

Revenues	150,532	118,599	383,917	332,637
Less promotional allowances	(3,876)	(2,962)	(10,194)	(8,144)

Net revenues	146,656	115,637	373,723	324,493

Operating expenses:
Gaming	76,630	68,681	204,006	185,835
Pari-mutuel commissions	3,831	3,965	8,746	9,159
Food, beverage, lodging	8,604	6,686	21,112	18,028
Other	2,358	1,814	5,596	4,803
Marketing and promotions	6,065	3,440	12,846	9,678
General and administrative	17,799	13,389	46,119	39,971
Project opening costs	222	154	2,718	161
Depreciation	7,880	7,022	19,979	21,076
Gain on the sale or disposal of property	—	(16)	(4)	(212)

Total operating expenses	123,389	105,135	321,118	288,499

Operating income	23,267	10,502	52,605	35,994
Interest expense, net	(17,202)	(16,211)	(50,483)	(42,927)
Loss on debt extinguishment	—	(34,364)	—	(34,364)
Provision for income taxes	(729)	(1,444)	(2,077)	(3,091)

Income (loss) from continuing operations	$5,336	$(41,517)	$45	$(44,388)

Financial results for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net Revenues

        Net revenues for the three months ended September 30, 2012, comprised of $135.8 million in gaming and pari-mutuel revenues (93% of total net revenues), $14.7 million of non-gaming revenues (10% of total net revenues) less $3.9 million of promotional allowances (-3% of total net revenues), increased $31.0 million, or 26.8%, compared to net revenues for the three months ended September 30, 2011, comprised of $106.5 million in gaming and pari-mutuel revenues (92% of total net revenues), $12.1 million of non-gaming revenues (11% of total net revenues) less $2.9 million of promotional allowances (-3% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended September 30, 2012 of $132.0 million represents a $29.4 million, or 28.7%, increase compared to the prior year period. The increase of $29.4 million is comprised of an increase in slot and poker revenue of $33.0 million and $0.1 million, respectively, offset by a decrease in table gaming revenue of $3.7 million. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs which provided incremental gaming revenue of $38.2 million, offset by a decrease at Presque Isle Downs of $5.4 million due to continued competitive pressures. The increase in poker revenue was primarily attributable to the introduction of poker at our Presque Isle Downs facility in October 2011. The decrease in table gaming revenue was due to continued competitive pressures.

        Gaming revenue at Mountaineer decreased by $2.1 million, or 4.0%, to $50.0 million for the three months ended September 30, 2012, compared to the prior year period. The decrease is comprised of a decrease in table gaming and poker revenue of $2.0 million and $0.3 million, respectively, offset by an increase in slot revenue of $0.2 million. The decrease in table gaming revenue was due to the continued pressure from competition within our target market including the opening of the Cleveland casino. We attribute the slot revenue increase to Mountaineer's continued disciplined marketing approach which included providing consistent promotional offerings and the launch of an improved loyalty program during the second quarter of 2012, partially offset by the impact of the Cleveland casino.

        Gaming revenue at Presque Isle Downs decreased by $6.7 million, or 13.2%, to $43.8 million for the three months ended September 30, 2012, compared to the prior year period. The decrease is comprised of a decrease in slot and table gaming revenue of $5.4 million and $1.7 million, respectively, offset by an increase in poker revenue of $0.4 million. We attribute the decrease in slot and table gaming revenue to the competitive pressures from casinos within our target market including the opening of the Cleveland casino. The increase in poker revenue was due to the opening of the poker room in October 2011.

        The opening of the gaming facility at Scioto Downs provided incremental gaming revenue of $38.2 million for the three months ended September 30, 2012. In October 2012, a new casino opened in Columbus, Ohio and, as expected, we have seen a decline in our gaming revenues at Scioto Downs. We believe the opening of the additional casino will be a catalyst in growing the gaming revenues for the Columbus region to levels consistent with other markets of its size. We will continue to be proactive in our efforts to grow our revenues and customer database to maintain a share of the market while managing our expenses in order to maximize margins.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended September 30, 2012 of $3.8 million are relatively flat compared to the prior year period.

        Pari-mutuel commissions at Mountaineer, Presque Isle Downs and Scioto Downs remained flat at $1.8 million, $1.2 million and $0.8 million, respectively, for the three months ended September 30, 2012, compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended September 30, 2012 of $11.1 million represents a $1.7 million, or 18.0%, increase compared to the prior year period. The increase was primarily attributable to Scioto Downs, with the opening of its casual dining restaurant and center bar/lounge in June 2012 and the opening of its sports bar and buffet in August 2012.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.4 million, or 7.6%, to $5.5 million for the three months ended September 30, 2012, compared to the prior year period. The decrease of $0.4 million is comprised solely of a decrease in food and beverage revenue. Lodging revenues remained flat over the same period.

        Food and beverage revenue at Presque Isle Downs for the three months ended September 30, 2012 of $3.4 million represent a $0.2 million, or 5.9% increase from the prior period.

        Food and beverage revenue at Scioto Downs increased by $2.0 million, or 693%, to $2.2 million for the three months ended September 30, 2012, compared to the prior year period. The increase was attributable to the opening of our gaming facility which included new food and beverage amenities as described above.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended September 30, 2012 of $3.6 million represent a $0.9 million, or 32.9%, increase compared to the prior year period. The increase is comprised primarily of a $0.5 million increase at both our Scioto Downs and Mountaineer properties. The increase at Scioto Downs is primarily attributed to increased retail sales and commissions earned from check cashing and ATM services due to the new gaming facility and the increase at Mountaineer is largely due to increased entertainment revenues.

Promotional Allowances

        Promotional allowances increased by $0.9 million, or 30.9%, to $3.9 million for the three months ended September 30, 2012, compared to the prior year period. The increase was primarily attributable to the opening of our gaming facility at Scioto Downs coupled with increased offerings for our customers through the launch of the new loyalty program during the second quarter of 2012 and increased rated play frequency at our properties.

Operating Expenses

Gaming

        Gaming expense for the three months ended September 30, 2012 of $76.6 million represents a $7.9 million, or 11.6%, increase compared to the prior year period. The increase of $7.9 million is comprised of an increase in gaming taxes and assessments of $6.2 million and other gaming operating costs of $1.7 million. The third quarter of 2011 includes a $5.8 million charge for the estimate of Presque Isle Downs proportionate assessment of amounts due under an administrative order executed by the Pennsylvania Gaming Control Board in July 2011. Excluding this gaming assessment charge in 2011, gaming taxes increased $11.8 million during the third quarter of 2012 compared to the prior year which is consistent with the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 51.6% for the three months ended September 30, 2012 compared to 54.7% (excluding the $5.8 million charge for other gaming assessment costs) for the prior year period largely due to a lower effective tax rate of 42.5% on slots revenue at our facility at Scotio Downs. Our gaming taxes and assessments as a percentage of gaming revenue for the three months ended September 30, 2012 were 54.2% and 56.0%, respectively, at Mountaineer and Presque Isle Downs.

Pari-Mutuel

        Pari-mutuel expense of $3.8 million represents a $0.1 million, or 3.4%, decrease compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $1.9 million, or 28.7%, to $8.6 million for the three months ended September 30, 2012, compared to the prior year period. The increase was primarily due to the increase in food, beverage and lodging revenues. Our gross profit margin for the three months ended September 30, 2012 decreased to 22.5% from 28.9% in the same period prior year. The gross profit margin was primarily impacted by the initial start-up costs of our food and beverage operations at Scioto Downs.

Other

        Other expense increased by $0.5 million, or 30.0%, to $2.4 million for the three months ended September 30, 2012, compared to the prior year period. The increase was primarily due to the cost of entertainment at our Mountaineer property.

Marketing and Promotions

        Marketing and promotions expense increased by $2.6 million, or 76.3%, to $6.1 million for the three months ended September 30, 2012, compared to the prior year period. The increase was primarily due to the opening of the Scioto Downs gaming facility, which contributed $1.6 million, increased marketing promotions at our other properties, and the December 2011 addition of our Chief Marketing Officer.

General and Administrative

        General and administrative expense increased by $4.4 million, or 32.9%, to $17.8 million for the three months ended September 30, 2012, compared to the period year period. Significant factors contributing to the increase in general and administrative expenses were:

  •
  an increase in general and administrative costs at Scioto Downs of approximately $3.0 million over the same prior year period. The increase is attributable to increasing staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new gaming facility;

  •
  an increase in other compensation under the annual incentive plan in the aggregate amount of $0.7 million, as compared to the prior year period; and

  •
  severance related costs of $0.3 million.

Project Opening Costs

        Project opening costs remained flat at $0.2 million for the three months ended September 30, 2012 compared to the prior year period. The costs for the three months ended September 30, 2012 are related to the opening of our Scioto Downs gaming facility and are comprised of direct salaries and wages, legal and consulting fees, utilities and advertising. The costs for the three months ended September 30, 2011 were related to the opening of the poker room at our Presque Isle Downs gaming facility in October 2011.

Depreciation

        Depreciation expense increased by $0.9 million, or 12.2%, to $7.9 million for the three months ended September 30, 2012, compared to the prior year period. The increase is attributed to a $3.0 million increase in depreciation at Scioto Downs from the completion of Phase I and Phase II of the gaming facility, offset by a $1.9 million decrease at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $0.2 million decrease at Mountaineer.

Interest Expense, net

        Interest expense, net increased by $1.0 million or 6.1% to $17.2 million for the three months ended September 30, 2012, compared to the prior year period. The increase primarily relates to the refinancing transaction that occurred in August 2011, where we issued $565 million of 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $0.1 million of capitalized interest related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest in the same period of the prior year.

Loss on Debt Extinguishment

        During the third quarter of 2011, we incurred a loss on the extinguishment of debt in the aggregate amount of approximately $34.4 million as a result of the repurchase of our previous $125.0 million Senior Subordinated Notes and $260.0 million Senior Secured Notes on August 1, 2011. The loss reflects the write-off of the net unamortized deferred financing fees associated with the aforementioned notes, as well as with our former credit facility, in the aggregate amount of $9.8 million, the write-off of net unamortized original issue discount related to our previous $260 million Senior Secured Notes in the amount of $7.4 million, and the payment of tender or redemption fees to the holders of the aforementioned notes in the aggregate amount of $17.2 million.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $0.7 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively and was largely the result of increases in our valuation allowance.

Financial results for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net Revenues

        Net revenues for the nine months ended September 30, 2012, comprised of $348.0 million in gaming and pari-mutuel revenues (93% of total net revenues), $35.9 million of non-gaming revenues (10% of total net revenues) less $10.2 million of promotional allowances (-3% of total net revenues), increased $49.2 million, or 15.2%, compared to net revenues for the nine months ended September 30, 2011, comprised of $299.5 million in gaming and pari-mutuel revenues (92% of total net revenues), $33.2 million of non-gaming revenues (10% of total net revenues) less $8.1 million of promotional allowances (-2% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues for the nine months ended September 30, 2012 of $339.7 million represents a $48.5 million, or 16.7%, increase compared to the prior year period. The increase of $48.5 million is comprised of an increase in slot and poker revenue of $52.7 million and $1.0 million, respectively, offset by a decrease in table gaming revenue of $5.2 million. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs in June 2012 and increases at our Mountaineer property due to the factors listed below, which were partially offset by a decline at Presque Isle Downs. The increase in poker revenue was primarily attributable to the introduction of poker at our Presque Isle Downs facility in October 2011. The decrease in table gaming revenue is due to continued competitive pressure.

        Gaming revenue at Mountaineer increased by $7.9 million, or 5.4%, to $155.6 million for the nine months ended September 30, 2012, compared to the prior year period. The increase of $7.9 million is comprised of an increase in slot revenue of $11.4 million, offset by a decrease in table gaming and poker revenue of $3.1 million and $0.4 million, respectively. We attribute the slot revenue increase to changes in Mountaineer's marketing approach which includes utilizing the availability of free play more effectively, providing consistent promotional offerings and the launch of an improved loyalty program during the second quarter of 2012. The marketing approach, coupled with milder winter weather during the first half of 2012, brought patrons to the property on a more consistent basis than in the previous year. These factors helped to mitigate the continued competitive pressures from competition in our target market, including the newly opened Cleveland casino. The decrease in table gaming revenue was due to the continued pressure from competition within our target market.

        Gaming revenue at Presque Isle Downs decreased by $8.7 million, or 6.1%, to $134.8 million for the nine months ended September 30, 2012, compared to the prior year period. The decrease of $8.7 million is comprised of a decrease in slot and table gaming revenue of $8.0 million and $2.1 million, respectively, offset by an increase in poker revenue of $1.4 million. We attribute the decrease in slot and table gaming revenue to the competitive pressures from competition within our target market, including the newly opened Cleveland casino. The increase in poker revenue is due to the opening of the poker room in October 2011.

        The opening of the gaming facility at Scioto Downs in June 2012 provided incremental gaming revenue of $49.3 million for the nine months ended September 30, 2012.

Pari-Mutuel Commissions

        Pari-mutuel commissions for the nine months ended September 30, 2012 of $8.3 million remained flat compared to the prior year period.

        Pari-mutuel commissions at Mountaineer, Presque Isle Downs and Scioto Downs remained flat at $4.5 million, $2.3 million and $1.3 million, respectively for the nine months ended September 30, 2012, compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the nine months ended September 30, 2012 of $27.8 million represents a $3.0 million, or 12.3%, increase compared to the prior year period. The increase was primarily due to Scioto Downs, with the opening of its casual dining restaurant and center bar/lounge in June 2012 and sports bar and buffet in August 2012.

        Food, beverage and lodging revenue at Mountaineer increased by $0.4 million, or 2.5%, to $16.2 million for the nine months ended September 30, 2012, compared to the prior year period. The increase of $0.4 million is comprised solely of an increase in food and beverage revenue, lodging revenues remained flat over the same period. The increase in food and beverage revenue was primarily related to increased patron traffic, as noted in gaming revenues above.

        Food and beverage revenue at Presque Isle Downs increased by $0.2 million, or 2.2%, to $8.7 million for the nine months ended September 30, 2012, compared to the prior year period.

        Food and beverage revenue at Scioto Downs increased by $2.5 million, or 541%, to $2.9 million for the nine months ended September 30, 2012, compared to the prior year period. The increase was attributable to the opening of our gaming facility in June 2012 which included new food and beverage amenities as described above.

Other Revenues

        Other revenues for the nine months ended September 30, 2012 of $8.1 million represent a $0.3 million, or 3.7%, decrease compared to the prior year period. The decrease is primarily due to a lease bonus payment of $1.8 million received during the second quarter of 2011, offset by increases in retail sales and commissions earned from check cashing and ATM services at Scioto Downs due to the opening of the gaming facility, and amenity revenue from the golf course, Spa and entertainment center located at our Mountaineer property. The increases at Mountaineer were a result of increased patron traffic, and additional entertainment offered during 2012 as compared to 2011.

Promotional Allowances

        Promotional allowances increased by $2.1 million, or 25.2%, to $10.2 million for the nine months ended September 30, 2012, compared to the prior year period. The increase was primarily attributable to the opening of our gaming facility at Scioto Downs coupled with increased offerings for our customers through the launch of the new loyalty program during the second quarter of 2012 and increased rated play frequency at our properties.

Operating Expenses

Gaming

        Gaming expense for the nine months ended September 30, 2012 of $204.0 million represents an $18.2 million, or 9.8%, increase compared to the prior year period. The increase of $18.2 million is comprised of an increase in gaming taxes and assessments of $16.0 million and other gaming operating costs of $2.2 million. The increase of $16.0 million in gaming taxes is consistent with the increase in gaming revenues. On a blended basis our gaming taxes and assessments percentage of gaming revenue decreased to 53.2% for the nine months ended September 30, 2012 compared to 54.6% (excluding a $5.8 million charge for other gaming assessment costs) for the prior year period. The increase in other gaming operating costs is primarily due to the startup of our Scioto Downs gaming operations in June 2012.

Pari-Mutuel

        Pari-mutuel expense decreased by $0.4 million, or 4.5%, to $8.7 million for the nine months ended September 30, 2012, compared to the prior year period. The decrease of $0.4 million is primarily due to in-sourcing certain maintenance activities and a change in simulcast vendors.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $3.1 million, or 17.1%, to $21.1 million for the nine months ended September 30, 2012, compared to the prior year period. The increase was primarily due to an increase in food and beverage revenues. Our gross profit margin for the nine months ended September 30, 2012 decreased to 24.0% from 27.1% in the same period prior year. The gross profit margin was primarily impacted by the initial start-up costs of our food and beverage operations at Scioto Downs.

Other

        Other expense increased by $0.8 million, or 16.5%, to $5.6 million for the nine months ended September 30, 2012, compared to the prior year period. The increase was primarily due to the cost of entertainment at our Mountaineer property.

Marketing and Promotions

        Marketing and promotions expense increased by $3.2 million, or 32.7%, to $12.8 million for the nine months ended September 30, 2012, compared to the prior year period. The increase was due in part to the opening of the Scioto Downs gaming facility which contributed $2.0 million to the increase, the December 2011 addition of our Chief Marketing Officer which contributed $0.4 million, and increased marketing promotions at our other properties.

General and Administrative

        General and administrative expense increased by $6.1 million, or 15.4%, to $46.1 million for the nine months ended September 30, 2012, compared to the prior year period. Significant factors contributing to the increase in general and administrative expenses were:

  •
  an increase in Scioto Downs general and administrative expense of approximately $4.1 million over the prior year period. The increase is attributable to increasing staffing levels, consulting costs, utility costs and general operating supplies associated with operations of the new gaming facility;

  •
  an increase in other compensation costs, including salaries and related benefits, paid time off and other incentive compensation costs of $1.9 million, excluding Scioto Downs, as compared to the prior year period; and

  •
  an increase in equity and other compensation under the long-term incentive plan in the aggregate amount of $0.3 million.

Project Opening Costs

        Project opening costs relating to the Scioto Downs gaming facility increased by $2.5 million to $2.7 million for the nine months ended September 30, 2012, compared to the prior year period, of which $0.2 million in project opening costs for the nine months ended September 30, 2011 were related to the opening of the poker room at our Presque Isle Downs gaming facility in October 2011.

Depreciation

        Depreciation expense decreased by $1.1 million, or 5.2%, to $20.0 million for the nine months ended September 30, 2012, compared to the prior year period. The decrease is attributed to a $4.3 million decrease at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $0.7 million decrease at Mountaineer, which was offset by an $3.9 million increase at our Scioto Downs facility from the completion of the gaming facility.

Interest Expense, net

        Interest expense, net increased by $7.6 million, or 17.6%, to $50.5 million for the nine months ended September 30, 2012, compared to the prior year period. The increase relates to the 2011 refinancing transaction that occurred in August 2011, where we issued $565 million of 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $1.2 million of capitalized interest related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest in the same period of the prior year.

Loss on Debt Extinguishment

        For the nine months ended September 30, 2011, we recorded a loss on the extinguishment of debt in the aggregate amount of approximately $34.4 million as a result of the repurchase of our previous $125.0 million Senior Subordinated Notes and $260.0 million Senior Secured Notes on August 1, 2011. The loss reflects the write-off of the net unamortized deferred financing fees associated with the aforementioned notes, as well as with our former credit facility, in the aggregate amount of $9.8 million, the write-off of net unamortized original issue discount related to our previous $260 million Senior Secured Notes in the amount of $7.4 million, and the payment of tender or redemption fees to the holders of the aforementioned notes in the aggregate amount of $17.2 million.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $2.1 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively, which was primarily the result of increases in our valuation allowances of $2.1 million and $2.7 million for the respective periods.

Discontinued Operations

        For the nine months ended September 30, 2012 we recorded expense of $0.3 million related to the proposed settlement of an employee matter.

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

        The following table summarizes our results of operations and Adjusted EBITDA by property and reconciles Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$57,396	$59,433	$175,042	$168,337
Presque Isle Downs & Casino	47,602	54,739	144,275	153,643
Scioto Downs	41,658	1,444	54,373	2,449
Corporate	—	21	33	64

Net revenues	$146,656	$115,637	$373,723	$324,493

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$11,229	$12,883	$36,311	$35,731
Presque Isle Downs & Casino	8,569	12,744	29,284	34,829
Scioto Downs	15,065	(157)	16,042	(1,074)
Corporate expenses	(3,506)	(2,204)	(9,039)	(6,870)

Consolidated Adjusted EBITDA from continuing operations	31,357	23,266	72,598	62,616
Adjusted EBITDA from discontinued operations	(23)	—	(278)	—

Consolidated Adjusted EBITDA	$31,334	$23,266	$72,320	$62,616

Mountaineer Casino, Racetrack & Resort:
Net income	$8,469	$9,983	$27,941	$26,921
Interest expense	—	6	—	24
Benefit for income taxes	(13)	(4)	(13)	(4)
Depreciation	2,773	2,955	8,388	9,045
Gain on the sale or disposal of property	—	(57)	(5)	(255)

Adjusted EBITDA	$11,229	$12,883	$36,311	$35,731

Presque Isle Downs & Casino:
Net income	$5,824	$2,058	$20,337	$14,943
(Capitalized interest) interest expense	(12)	1	(41)	7
Provision for income taxes	608	1,022	1,861	2,659
Depreciation	1,939	3,864	7,108	11,419
Other regulatory gaming assessments	210	5,758	18	5,758
Loss on the sale or disposal of property	—	41	1	43

Adjusted EBITDA	$8,569	$12,744	$29,284	$34,829

Scioto Downs:
Net income (loss)	$11,901	$(291)	$12,593	$(1,607)
(Capitalized interest) interest expense	(107)	2	(1,227)	17
Provision for income taxes	113	—	227	—
Depreciation	3,158	191	4,449	575
Gain on debt extinguishment	—	(59)	—	(59)

Adjusted EBITDA	$15,065	$(157)	$16,042	$(1,074)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited, in thousands)
Corporate:
Net loss	$(20,858)	$(53,267)	$(60,826)	$(84,645)
Interest expense, net of interest income	17,321	16,202	51,751	42,879
Provision for income taxes	21	426	2	436
Depreciation	10	12	34	37
Loss on debt extinguishment	—	34,423	—	34,423

Adjusted EBITDA	$(3,506)	$(2,204)	$(9,039)	$(6,870)

Discontinued operations:
Net loss	$(23)	$—	$(278)	$—
Provision for income taxes	—	—	—	—

Adjusted EBITDA	$(23)	$—	$(278)	$—

MTR Gaming Group, Inc. (consolidated)
Net income (loss)	$5,313	$(41,517)	$(233)	$(44,388)
Interest expense, net of interest income and capitalized interest	17,202	16,211	50,483	42,927
Provision for income taxes	729	1,444	2,077	3,091
Depreciation	7,880	7,022	19,979	21,076
Other regulatory gaming assessments	210	5,758	18	5,758
Loss on debt extinguishment	—	34,364	—	34,364
Gain on the sale or disposal of property	—	(16)	(4)	(212)

Consolidated Adjusted EBITDA	$31,334	$23,266	$72,320	$62,616

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

  •
  Mountaineer's adjusted EBITDA decreased $1.7 million, or 12.8%, to $11.2 million for the three months ended September 30, 2012 and increased $0.6 million, or 1.6% for the nine months ended September 30, 2012. The decrease of $1.7 million was primarily due a decrease in gross margin from gaming operations of $1.2 million. The increase of $0.6 million was primarily due to an increase in gross margin from gaming operations of $2.6 million, partially offset by the $1.8 million lease bonus payment received in the second quarter of 2011.

  •
  Presque Isle Downs' adjusted EBITDA decreased $4.2 million, or 32.8% and $5.5 million, or 15.9%, for the three and nine months ended September 30, 2012, respectively. The decrease of $4.2 million was primarily due to a decrease in gross margin from gaming operations of

    $3.0 million (exclusive of a $5.8 million charge for gaming assessments) and an increase in marketing and general and administrative expenses in the aggregate of $0.8 million. The decreases in gross margin are the result of competitive pressures, while the increases in marketing costs are due to increased promotions for our customers to drive patron traffic.

  •
  Scioto Downs' adjusted EBITDA increased $15.2 million and $17.1 million for the three and nine months ended September 30, 2012, respectively. The increases of $15.2 million and $17.1 million were primarily due to the operations of the new VLT gaming facility that opened June 1, 2012.

  •
  Corporate adjusted EBITDA loss increased $1.3 million, or 59.1%, and $2.2 million, or 31.6%, for the three and nine months ended September 30, 2012, respectively. The increases were primarily due to increases in general and administrative expenses of $1.1 million and $1.7 million, respectively and increases in marketing costs of $0.2 million and $0.4 million, respectively. The increases in general and administrative are primarily due to increases in equity and other compensation under our long-term incentive plan and severance costs. The increase in marketing is due to the addition of a Chief Marketing Officer in December 2011.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At September 30, 2012, our cash and cash equivalents, excluding restricted cash and funds held for construction, totaled $88.5 million. In addition, we have $9.2 million remaining from funds generated in the August 2011 refinancing transaction, as discussed below, which are required to be held for construction, development or operation of our Scioto Downs gaming facility. As of September 30, 2012 Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $6.2 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At September 30, 2012, we had total debt in the aggregate principal amount of $556.2 million; net of discounts, all of which was secured, and cash collateralized letters of credit of approximately $0.2 million were outstanding. In connection with the August 2011 refinancing transaction, we entered into a $20.0 million senior secured revolving credit facility. At September 30, 2012, there were no borrowings under the credit facility.

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

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Nine Months Ended September 30,
	2012	2011
	(unaudited, in thousands)
Cash flow summary
Net cash provided by operating activities	$18,602	$17,217
Net cash used in investing activities	(15,533)	(137,345)
Net cash (used in) provided by financing activities	(157)	131,017

Net increase in cash and cash equivalents	$2,912	$10,889

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $18.6 million during the nine months ended September 30, 2012 compared to $17.2 million during the nine months ended September 30, 2011. The increase is primarily due to an increase in operating income as the result of the opening of our gaming facility at Scioto Downs in June 2012. Current period non-cash expenses included in operating activities, consisting primarily of depreciation and amortization, were $25.8 million. In 2011, non-cash expenses included $25.6 million consisting primarily of depreciation and amortization and $34.4 million in write-offs of deferred financing and other fees resulting from the extinguishment of long-term debt. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of approximately $6.9 million and $0.9 million during the nine months ended September 30, 2012 and 2011, respectively.

Investing Cash Flow

        Net cash used in investing activities was $15.5 million during the nine months ended September 30, 2012, comprised primarily of capital expenditures of $110.1 million and a $25.0 million payment of the Ohio video lottery terminal license fee, offset by the use of funds held for construction in the amount of $120.9 million. During the nine months ended September 30, 2011, net cash used in investing activities was $137.3 million, comprised primarily of funds held for construction in the amount of $130.0 million and capital expenditures aggregating $8.2 million offset by the reimbursement of capital expenditures from West Virginia Racing Commission of $0.2 million.

        We have paid $25.0 million, of the required $50.0 million, for our video lottery terminal license for Scioto Downs; $10.0 million upon application and $15.0 million upon commencement of our VLT operations. The remaining $25.0 million will be payable in June 2013 which is the one year anniversary of the commencement of our VLT operations.

Financing Cash Flow

        Net cash used in financing activities was $0.2 million during the nine months ended September 30, 2012 compared to net cash provided by financing activities of $131.0 million during the nine months ended September 30, 2011. Financing activities for 2012 included the payment of financing costs of $0.2 million. Financing activities for 2011 included net proceeds of $548.1 million from the issuance of our $565.0 million Senior Secured Second Lien Notes which were utilized to repurchase our previous

$125.0 million Senior Subordinated Notes for $125.2 million, repurchase our $260.0 million Senior Secured Notes for $277.0 million, and pay various financing costs aggregating $12.6 million. Other principal payments on long-term obligations aggregated $1.6 million in 2011.

        During the nine months ended September 30, 2012, cash flows from operating and financing activities excludes $5.6 million which represents the portion of the interest payable on the Senior Secured Second Lien Notes that was satisfied with PIK Notes on February 1 and August 1, 2012.

Capital Expenditures

        During the nine months ended September 30, 2012, additions to property and equipment and other capital projects aggregated $112.4 million, which included $105.7 million of construction costs and equipment purchases related to the VLT gaming facility at Scioto Downs, $1.5 million towards the construction of three new barns at Presque Isle Downs, $1.0 million and $0.5 million related to gaming floor enhancements at Presque Isle Downs and Mountaineer, respectively, and $1.7 million for new slot machines and theme conversions at Mountaineer.

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period. During the nine months ended September 30, 2012, we expended approximately $105.7 million related to construction costs and equipment purchases, including $1.2 million of capitalized interest. Of the total $125.0 million project cost, we have expended a total of approximately $110.7 million, including $1.3 million of capitalized interest, through September 30, 2012. We anticipate spending an additional $1.6 million during the remainder of 2012 that would qualify as capital improvements as it relates to the $125.0 million requirement.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. In July 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the nine months ended September 30, 2012, Mountaineer made purchases aggregating $1.4 million, which qualified for reimbursement under the modernization fund of approximately $0.7 million. We received reimbursement of $40,000 during the second quarter of 2012 and received the remaining approximately $0.6 million in October 2012. In addition, during the six months ended December 31, 2011, Mountaineer made eligible purchases aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million. Through December 31, 2011, we received $1.4 million and the remaining $0.1 million was received during the first quarter of 2012. As of September 30, 2012, including approval of recent submission, approximately $1.5 million of the initial $3.7 million allocated to Mountaineer remains available, and we anticipate we will be able to receive these funds through qualifying capital expenditures to be made prior to the fiscal year 2011 modernization fund's expiration in June 2013. Additionally, we have received notification from the WV Lottery Commission, that Mountaineer is now eligible for another estimated $3.7 million of reimbursement from the modernization fund, effective July 1, 2012 through June 30, 2014.

        We anticipate spending up to a total of approximately $4.0 million during the remainder of 2012 on capital expenditures.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at September 30, 2012.

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

        Permitted indebtedness under the Credit Facility includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed the greater of $20.0 million and 4.5% of consolidated net tangible assets, as defined; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

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

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1 and August 1, 2012 were satisfied in cash and PIK Notes, as defined in the Indenture. As a result, in aggregate, additional Notes of $5.6 million were issued. We have made the election to satisfy our February 1, 2013 interest payment entirely in cash.

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

        The Indenture governing the Notes permits equipment financing for gaming facilities which are either non-recourse to the Company or limited in amount to the greater of $20.0 million or 4.5% of consolidated tangible assets (as defined) of the Company. The Indenture also permits (i) financing under credit agreements of up to $20.0 million and (ii) indebtedness to finance the purchase, lease or improvement of property or equipment (other than software) in an aggregate principal amount at the date of such incurrence, together with all other indebtedness previously incurred under this clause, not to exceed 2.5% of consolidated net tangible assets as defined; provided, however, that such indebtedness exists at the date of such purchase or transaction or is created within 180 days thereafter. However, additional borrowings, including amounts permitted under the indentures are limited by the terms of the Credit Facility. In order to borrow amounts in excess of the debt permitted to be incurred under the Indenture governing the Notes and our Credit Facility, we must either satisfy the debt incurrence tests provided by the indenture, obtain the prior consents of the holders of at least a majority in aggregate principal amount of those notes and the consent of the lenders under our Credit Agreement, or obtain a sufficient amount of financing to refinance the Notes and indebtedness outstanding under our Credit Facility, if any.

        Until such time as we were granted a license to operate VLTs at Scioto Downs, we were not able to utilize $130.0 million of the net proceeds of the Notes. The net proceeds were deposited into a segregated account in which the holders of the Notes had a perfected first-priority security interest. Upon receipt of the conditional License in January 2012, we were permitted to utilize the net proceeds for the establishment, construction, development and operation of the gaming facility at Scioto Downs. The remaining proceeds, including interest earned thereon, of approximately $9.2 million are reflected as funds held for construction in our consolidated balance sheets at September 30, 2012.

        Annual interest expense on the Notes is $65.6 million ($44.1 million prior to the refinancing). Additionally, annual amortization of deferred financing fees on the Notes now approximates $1.6 million ($4.1 million prior to the refinancing) and annual amortization of the original issue discount on the Notes now approximates $2.1 million ($2.5 million prior to the refinancing).

Contractual Obligations

        There have been no material changes during the nine months ended September 30, 2012 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2012 is $5.5 million. The Company paid approximately $0.4 million during the nine months ended September 30, 2012.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of September 30, 2012. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2011).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At September 30, 2012, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Notes was $600.6 million at September 30, 2012.

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

        The Company, through its wholly-owned subsidiary Scioto Downs, Inc. commenced VLT operations at Scioto Downs on June 1, 2012. Scioto Downs' VLT operations are subject to the Company's disclosure controls and procedures. We believe these controls have been designed effectively. However, these controls have not been tested for operating effectiveness as of September 30, 2012.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio. Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed on February 20, 2012 and, on May 30, 2012, the litigation was dismissed. The plaintiffs appealed the decision on June 28, 2012. The matter has been briefed by the Parties, who are awaiting a hearing date.

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. On October 1, 2009, the Greater Erie Industrial Development Corporation, as plaintiff ("GEIDC") initiated legal action against Presque Isle Downs, Inc. alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale of industrial land from Presque Isle Downs on October 11, 2005. The GEIDC's Motion for Summary Judgment was granted on December 14, 2011, and entered on December 20, 2011 in the amount of $706,000. Presque Isle Downs timely filed its appeal January 13, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheet at September 30, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court. No opinion has been rendered as of our filing date.

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

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to those risk factors during the nine months ended September 30, 2012.

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

Date: November 7, 2012	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document