Form 10-K
period 2012-12-31
MTR GAMING GROUP INC
filed 2013-03-15
CIK 834162

Use these links to rapidly review the document

PART IV
MTR GAMING GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: NONE

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2012, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $124.0 million.

          As of March 12, 2013, there were 27,714,833 outstanding shares of our Common Stock.

Documents Incorporated by Reference

          Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2013 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the Registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or Form 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2012.

PART I

ITEM 1.    BUSINESS.

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates", "believes", "projects", "plans", "intends", "expects", "might", "may", "estimates", "could", "should", "would", "will likely continue", and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized.

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

  •
  competitive and general economic conditions in our markets, including the location of our competitors (traditional and internet-based);

  •
  the ability to realize expense reductions and operating efficiencies;

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

  •
  our level of indebtedness and terms thereof;

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

Properties

Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Mountaineer, since its acquisition in 1992, has become a diverse gaming, entertainment and convention complex with:

  •
  106,000 square feet of gaming space housing approximately 2,060 slot machines, 47 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

  •
  354 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, which offers 29 suites, a full-service spa and salon, a gourmet coffee shop, a 104-seat upscale steakhouse, a 280-seat buffet, and various casual food and beverage outlets, a retail plaza and an indoor and outdoor swimming pool;

  •
  13,500 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,300 guests;

  •
  live thoroughbred horse racing conducted from March through December on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 770 patrons and 2,800 patrons, respectively;

  •
  on-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,400 sites to which the races are simulcast;

  •
  Woodview, an eighteen-hole par 71 golf course measuring approximately 6,550 yards located approximately seven miles from Mountaineer;

  •
  a 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings;

  •
  a 12,000 square foot fitness center which has a full complement of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts; and

  •
  surface parking for approximately 5,400 cars.

        During the month of December 2012 based upon the play of members of our frequent players program, approximately 74% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio, 22% to customers from Pennsylvania, 3% to customers from West Virginia and 1% to customers from other locations, while approximately 70% of the total amount played at Mountaineer's table games was attributable to customers from Ohio, 22% to customers from Pennsylvania, 4% to customers from West Virginia and 4% to customers from other locations.

Presque Isle Downs & Casino

        Presque Isle Downs, located in Erie, Pennsylvania, opened for business on February 28, 2007, and commenced table gaming operations on July 8, 2010. The 140,000 square foot facility consists of:

  •
  61,000 square feet of gaming space housing approximately 1,720 slot machines, 37 casino table games and a nine-table poker room, which we began operating on October 3, 2011;

  •
  several dining options, including a 250-seat buffet, an upscale flexible seating bar and grille with seating for 65-90 patrons, a clubhouse restaurant and several bars, as well as entertainment;

  •
  live thoroughbred horse racing conducted from May through September on a one-mile track with a state-of-the-art synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

  •
  on-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast; and

  •
  surface parking for approximately 3,225 cars.

        During the month of December 2012 based upon the play of members of our frequent players program, approximately 61% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Pennsylvania, 32% to customers from Ohio, 5% to customers from New York and 2% to customers from other locations, while approximately 70% of the total amount played at Presque Isle Downs' table games was attributable to customers from Pennsylvania, 29% to customers from Ohio and 1% to customers from other locations.

Scioto Downs

        Scioto Downs, located approximately eight miles from downtown Columbus, Ohio, commenced gaming operations on June 1, 2012. The 132,000 square foot facility consists of:

  •
  83,000 square feet of gaming space housing approximately 2,100 VLTs;

  •
  several dining options, including a 273-seat buffet, a 100-seat casual dining restaurant, and an 82-seat bar/lounge with high-tech sound and lights;

  •
  live standardbred harness horse racing conducted from May through mid-September with barns, paddock and related facilities for the horses, drivers and trainers, as well as a grandstand that can accommodate over 2,400 patrons and an enclosed clubhouse that can accommodate 500 patrons;

  •
  on-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs' races at over 800 sites to which the races are simulcast; and

  •
  surface parking for approximately 4,100 cars.

        During the month of December 2012 based upon the play of members of our frequent players program, approximately 97% of the total amount played in Scioto Downs' VLTs was attributable to customers from Ohio and 3% to customers from other locations.

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

 Gaming Operations

        The primary competitors for Mountaineer (and to a lesser extent, Presque Isle Downs) are certain gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots and table games); (ii) five stand-alone casinos with up to 5,000 slots and up to 250 table games (four of which are currently operating slots and table games); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games (both of which are currently operating or under construction). The January 7, 2010 amendment of the Pennsylvania slot machine law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer, currently operates approximately 3,300 slot machines and 80 casino table games, including 26 poker tables, as well as various food and beverage outlets. The Rivers Casino, a stand-alone casino located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, currently operates over 2,900 slot machines and over 100 casino table games, including 30 poker tables, as well as various food, beverage and entertainment venues. Additionally, on May 20, 2011, the Pennsylvania Gaming Control Board approved a Category 3 resort casino to be built at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, approximately 95 miles from Mountaineer. This casino is expected to open in the summer of 2013. Further, in September 2007, the Pennsylvania State Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs. The ownership of Valley View Downs has been transferred on two occasions, including the October 2012 approval by the Pennsylvania Harness Racing Commission of the transfer of Valley View Downs' ownership stock to Endeka Entertainment. Endeka Entertainment will need to obtain a casino license from the Pennsylvania Gaming Control Board and furnish its financing commitment in order to move forward with the casino project. Mountaineer, and to a lesser extent Presque Isle Downs, compete with The Rivers Casino and The Meadows Racetrack & Casino for gaming patrons. Likewise, if Endeka Entertainment obtains a gaming license and successfully opens a casino, it would represent new competition for Mountaineer and Presque Isle Downs. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer's primary market, located approximately 40 miles south of Mountaineer in Wheeling, West Virginia. Wheeling Island Casino currently operates approximately 1,800 slot machines, 9 poker tables, and 28 casino table games. Presque Isle Downs also competes principally with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately seventy-five miles away. That facility has approximately 2,000 slot machines, more than 30 table games, and a 413-room hotel with resort amenities.

        Gaming operations in Ohio that have recently commenced or are expected to commence in the near future represent additional competition for Mountaineer, Presque Isle Downs and Scioto Downs. The Horseshoe Casino Cleveland, located in Cleveland, Ohio, approximately 115 miles northwest of Mountaineer and approximately 100 miles southwest of Presque Isle Downs, opened in May 2012. The Horseshoe Casino Cleveland currently operates approximately 1,900 slot machines, 89 casino table games and 30 poker tables. The Hollywood Casino Columbus, located in Columbus, Ohio, only 10 miles northwest of Scioto Downs, opened in October 2012 and currently operates approximately 3,000 slot machines, 70 casino table games and 30 poker tables, as well as various food, beverage and entertainment venues. ThistleDown Racino, a racetrack located in Cleveland, Ohio, approximately 95 miles northwest of Mountaineer and approximately 95 southwest of Presque Isle Downs, is scheduled to commence VLT operations in the spring of 2013. The project will add approximately 1,150 VLTs to the

ThistleDown facility, in addition to upgrades to the racetrack's building and grounds. Northfield Park, a racetrack also located in Cleveland, Ohio, is expected to commence gaming operations in December 2013. It will be called Hard Rock Rocksino Northfield Park and will operate approximately 2,300 slots and include a Hard Rock Café. Northfield Park is approximately 95 miles northwest of Mountaineer and approximately 100 miles southwest of Presque Isle Downs. Penn National Gaming, which also operates the Hollywood Casino Columbus, also contemplates relocating its Beulah Park racetrack in Columbus, Ohio to Austintown, Ohio. This newly constructed racetrack facility will feature up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities and is expected to open in 2014. This facility will be approximately 40 miles northwest of Mountaineer and 100 miles southwest of Presque Isle Downs.

        Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2012, there were a total of approximately 1,100 LVL's in bars and fraternal organizations in Hancock county, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.

        With the addition of Ohio gaming in 2012, our target market has expanded to include the Cleveland and Columbus markets. The Cleveland market competes with Mountaineer and Presque Isle Downs, while the Columbus market currently includes Scioto Downs and Hollywood Casino Columbus. During 2012, with respect to casinos in West Virginia, Western Pennsylvania and Cleveland, Mountaineer's and Presque Isle Downs' respective market shares were 16% and 15%, respectively, compared to 26% for The Rivers Casino, 24% for The Meadows Racetrack & Casino, 11% for Wheeling Island Casino and 8% for Horseshoe Casino Cleveland (which opened in May 2012). During 2012, with respect to the Columbus market, Scioto Downs commenced VLT gaming operations in June 2012, while the Hollywood Casino Columbus commenced its gaming operations in October 2012. Scioto Downs' market share was 48%, compared to 52% for Hollywood Casino Columbus for the fourth quarter of 2012.

        Scioto Downs also competes with smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. The estimated number of Internet cafes in Ohio is approximately 800, and these cafes are not regulated like casino games and do not generate tax revenue. The Ohio General Assembly is currently considering House Bill 7, a bill introduced by several ranking legislators that would ban Internet cafes by defining use of the computers in these facilities as illegal gambling. A ban or regulation of these facilities could be beneficial to our properties as well as other gaming operators in Ohio and surrounding states.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets. See "Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; Approval of gaming in Ohio creates significant new competition" which is included elsewhere in this report.

Racing and Pari-mutuel Operations

        Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with racing and pari-mutuel operations at Wheeling Island Casino, which is located approximately 40 miles south of Mountaineer in Wheeling, West Virginia; ThistleDown and Northfield Park, which are both located approximately 95 miles to the northwest of Mountaineer and approximately 95 miles to the southwest of Presque Isle Downs in Cleveland, Ohio; and The Meadows Racetrack & Casino, located approximately 50 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Island Casino conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both ThistleDown and Northfield Park conduct pari-mutuel horse racing, with video lottery gaming expected to commence in 2013. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer (and to a lesser extent, Presque Isle Downs) would also compete for pari-mutuel wagering patrons with Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened, and the relocation of a racetrack to Austintown, Ohio, as discussed above, approximately 40 miles from Mountaineer. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks and off-track wagering facilities in Pennsylvania and Ohio as described in the preceding paragraph, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs had an agreement with Beulah Park, which was to expire on December 31, 2012, that allowed for each facility's simulcasting to be operational only during its live race meets. Upon the opening of our VLT facility, the agreement was terminated, as permitted by the provisions of the contract, and accordingly Scioto Downs now offers year round simulcasting. As discussed above, the Beulah Park racetrack is expected to be relocated to Austintown, Ohio. Scioto Downs also competes, to a lesser extent, with casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio and Pennsylvania.

Employees

        As of March 1, 2013, we had approximately 2,600 employees.

        Mountaineer Casino, Racetrack & Resort.    Mountaineer has approximately 1,300 employees. Approximately 20 of Mountaineer's employees are represented by a union covering our pari-mutuel clerks and certain employees providing simulcast betting services. We have an agreement in place with the pari-mutuel clerks until November 30, 2015. In addition, approximately 80 employees are represented by a union covering our VLT gaming employees pursuant to a collective bargaining agreement that expires March 1, 2015.

        Presque Isle Downs & Casino.    Presque Isle Downs employs approximately 850 people, which increases by approximately 120 during live racing which is generally conducted from May through September. In addition, Presque Isle Downs is currently in negotiations with union groups which would represent approximately 300 employees consisting of certain food & beverage, housekeeping, transportation, cash handling and slot services positions.

        Scioto Downs.    There are approximately 475 employees at Scioto Downs, which increases by approximately 160 during live racing which is generally conducted from May through September.

 Regulation and Licensing

        The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K.

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

Available Information

        For more information about us, visit our website at www.mtrgaming.com. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. Additionally, the West Virginia Lottery Commission, the Pennsylvania Gaming Control Board and the Ohio Lottery Commission maintain websites through which they periodically (generally weekly except monthly for Ohio) report our revenue from gaming operations and other information. We have no control over the information posted to these websites and cannot assure the accuracy of such information.

ITEM 1A.    RISK FACTORS.

Risks Related to Current Economic Conditions

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economies may negatively impact our revenues and our ability to access financing.

        While economic conditions have recently shown signs of improvement, high levels of unemployment, fiscal policy difficulties and decreased consumer spending could impact this trend. If the trend for an improving economy does not continue, the extent of current economic improvement, changes in business or consumer confidence, rate of unemployment or stability in the credit markets is not known. Such economic conditions may affect lenders, resulting in severely contracted credit markets making it costly and difficult to obtain new credit or refinance existing debt. Additionally, a severe or persistent economic downturn regionally or nationally could cause a decrease in our revenue and the results of our operations and adversely affect our financial condition, the extent to which is not known.

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

Risks Related to Our Business

We depend on Mountaineer, Presque Isle Downs and Scioto Downs for substantially all of our revenues, and, therefore, any risks faced by those operations could have a material impact on our results of operations.

        We currently remain dependent upon Mountaineer, Presque Isle Downs and Scioto Downs for substantially all of our revenues and cash flows. As a result, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer, Presque Isle Downs and Scioto Downs operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors, a downturn in the overall economy in Mountaineer's, Presque Isle Downs' and Scioto Downs' markets, a decrease in gaming activities in those markets or an increase in competition, including, but not limited to, competition from limited video lottery machines in local bars and fraternal organizations in West Virginia, internet/sweepstakes cafes in Ohio, continued competition from gaming facilities in Pennsylvania and Ohio and competition from future gaming facilities in Ohio and Pennsylvania (as further described below);

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to Mountaineer, Presque Isle Downs and Scioto Downs;

  •
  impeded access to Mountaineer, Presque Isle Downs and Scioto Downs due to weather, floods, road construction or closures of primary access routes;

  •
  work stoppages at Mountaineer, Presque Isle Downs and Scioto Downs;

  •
  risks related to acts of terrorism, international conflicts or breaches of security affecting Mountaineer, Presque Isle Downs and Scioto Downs; and

  •
  natural and other disasters affecting Mountaineer's, Presque Isle Downs' and Scioto Downs' market.

        The occurrence of any of these or similar events could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us.

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets. These factors, as well as the legalization of other forms of gaming in the markets in which our gaming facilities are located, including internet gaming, may intensify competitive pressures and could have a material adverse effect on us. See "Approval of gaming in Ohio creates significant new competition" below.

        The primary competitors for Mountaineer and Presque Isle Downs are gaming operations in Pennsylvania, and recently opened as well as contemplated gaming facilities in Ohio and Pennsylvania. Additionally, Mountaineer competes with Wheeling Island Casino, located approximately 40 miles south of Mountaineer in Wheeling, West Virginia and smaller gaming operations consisting of limited video lottery machines conducted in local bars and fraternal organizations. Presque Isle Downs also competes with Seneca Allegany Casino & Hotel in Salamanca, New York, approximately 75 miles away.

        Scioto Downs' competition consists of the Hollywood Casino Columbus, as well as smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These unregulated establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off- track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets.

        Racing and Pari-mutuel Operations.    Our racing and pari-mutuel operations at Mountaineer, Presque Isle Downs and Scioto Downs compete directly for wagering dollars with other racetracks/casinos in Pennsylvania, West Virginia and Ohio, and to a lesser extent, other surrounding states. Expanded competition would be created by additional racing/casino facilities to be constructed or relocated to our market areas.

        Mountaineer, Presque Isle Downs and Scioto Downs also compete for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania; with racetracks across the country to have their export signal carried by off-track wagering facilities and other guest sites; and for participation by quality racehorses.

        See "Business—Competition—Gaming Operations and Racing and Pari-mutuel Operations" which is included elsewhere in this report for a detailed discussion of the competitive position of each of our gaming and racing operations.

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

        In a broader sense, our gaming operations face competition from all manners of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Increased competition from other gaming and racing facilities and other leisure and entertainment activities could have a material adverse effect on our business, financial condition and results of operations.

Approval of gaming in Ohio creates significant new competition.

        On November 3, 2009, Ohio voters adopted a constitutional amendment (the "Constitutional Amendment") that permits a casino in each of Cleveland, Cincinnati, Toledo and Columbus. Horseshoe Casino Cleveland, a casino in Cleveland which commenced gaming operations in May 2012, has increased competition at both Mountaineer and Presque Isle Downs. Hollywood Casino Columbus, since commencing gaming operations in October 2012, has increased competition at Scioto Downs. Each casino may have up to 5,000 video lottery terminals as well as any other casino games authorized in any state that borders Ohio. In addition, in June 2011, the Governor of Ohio authorized the implementation of VLT gaming at Ohio's existing seven racetracks, including Scioto Downs.

        During the fourth quarter of 2012, approximately 73% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 35% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. As a result, we expect that gaming operations at Horseshoe Casino Cleveland and the future gaming operations at the racetracks at both ThistleDown and Northfield Park (which are both located in the Cleveland area and expected to open in 2013) will significantly compete with gaming operations at Mountaineer and Presque Isle Downs. While VLT gaming at Scioto Downs has positively impacted our financial condition and results of operations, we also expect that gaming activity at the planned Ohio casinos and racinos may negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material. Although we intend to be proactive in our efforts to mitigate the effects of such competition, continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs, casino gaming permitted pursuant to the Constitutional Amendment and VLT gaming at racetracks in Ohio may materially and adversely affect our results of operations.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. Penn National Gaming, Inc. has already informed the Ohio State Racing Commission that it will seek permission to relocate its Columbus and Toledo racetracks to Austintown, Ohio and Dayton, Ohio, respectively. Relocation of an existing racetrack to Austintown, Ohio will create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer.

Although licensed, VLT operations at Scioto Downs may be impacted by pending legal challenge and legislation.

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks. The Governor authorized and the legislature ratified that each of Ohio's seven racetracks, including Scioto Downs, will be permitted to apply for a 3 year renewable VLT license. Each racetrack will be required to pay a $50 million license fee. For the first ten years, we expect such VLT licenses to be granted only to the seven existing racetracks. The VLT authorization provides that the commission applicable to VLT operations at racetracks will be 66.5% of all VLT gross sales revenue and that the racetracks would be required to invest at least $150 million in facilities within three years following licensure, including the cost of VLT machines, with a maximum credit of $25 million for the value of existing facilities and land. It is our belief that the authorization further provides that a racetrack may not operate until such racetrack reaches an agreement that is acceptable to the horse racing industry (or in the alternative an agreement with the Ohio Racing Commission) with respect to funds to benefit the horse racing industry. In addition, the authorization provides that racetracks must open their facilities within three years of being licensed.

        In October 2011, the Ohio Lottery Commission approved rules and regulations for licensing VLT operations at Ohio's racetracks. Such rules were implemented by Executive Order by the Governor of Ohio. The majority of the rules have been formally approved and obtained permanent status. Additionally, the Ohio Racing Commission approved emergency rules by executive order that outline the process for existing Ohio racetracks to relocate, subject to payment of a relocation fee of $25 or $75 million depending upon location. The financial viability and economic benefits to be derived from the relocation of a particular racetrack facility will also have to be proven prior to the approval of the relocation. However, in order to operate VLTs at the racetracks we believe an agreement may need to be reached by each racetrack with the horse racing industry (or in the alternative, the Ohio Racing Commission) on funds to benefit the industry. We are also under the belief that the State of Ohio reserves the right to determine the terms of such an agreement if one is not reached by the time VLT sales are set to begin at each racetrack. See also "Risks Related to Our Business—We depend on agreements with our horsemen and pari-mutuel clerks to operate our business". During 2012, additional legislation was passed that made changes to the law regarding guidelines for statewide education management system, horse racing, VLTs and casino gaming. As it relates to horseracing and VLTs, the legislation establishes a minimum number of racing days and requires simulcast programs; refines the procedures for licensing by the state lottery commission of lottery technology providers, testing laboratories and gaming employees; and stipulates that certain propriety information provided by the applicants for a VLT-related license are confidential and not subject to disclosure.

        VLT operations at the Ohio racetracks are the subject of litigation seeking to prevent such gaming activities, which could potentially halt current or delay future commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 2012. The litigation was dismissed on May 30, 2012. The plaintiffs appealed the decision on June 28, 2012. The matter has been briefed by the parties, who are awaiting a hearing date. See "Legal Proceedings" which is included elsewhere in this report. Due to the lawsuit and other risk factors described herein, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will continue on the terms described above or of the timing of commencement of future operations of VLTs at racetracks in Ohio.

        Scioto Downs also competes with smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. The Internet cafes are not regulated like casino games and do not generate tax revenue. The Ohio General Assembly is currently considering House Bill 7, a bill introduced by several ranking legislators that would ban Internet cafes by defining use of the computers in these facilities as illegal gambling. A ban or regulation of these facilities could be beneficial to our properties as well as other gaming operators in Ohio and surrounding states as a result of possible reduction in competition.

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

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2015, and a proceeds agreement until April 14, 2013. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. With respect to the horsemen at Scioto Downs, we continue to negotiate in anticipation of entering into a new contract. In the interim, we continue to honor the terms of our previous contract, which expired on November 29, 2012. Pursuant to a memorandum of understanding with the Ohio Racing Commission, Scioto Downs has established an escrow account in to which an amount equal to 9% of video lottery terminal gross revenue is deposited for the benefit of the horsemen principally for purse funds ("Horsemen fee"). While we do not expect the Horsemen fee to be raised above the current 9% over the next twelve months, the Horsemen fee could be raised to as much as 11% by the state of Ohio. The escrow agreement, although subject to change, is expected to remain in effect until an agreement is reached with the horsemen. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2015, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the respective Mountaineer and Presque Isle Downs horsemen's agreements, the agreement between Mountaineer and the pari-mutuel clerks' union described above and the Scioto Downs escrow agreement, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia, we will not be permitted to operate our slot machines and table games (including if we do not have in place the required proceeds agreement with the Mountaineer pari-mutuel clerks union) and, in Pennsylvania, we will not be permitted to operate our slot machines and table games. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations. In Ohio, while we currently do not have an agreement with the horsemen as discussed above, we continue to operate under the former agreement with the consent of the horsemen and the Ohio Racing Commission until such time as a new agreement can be reached. Additionally, we have created an escrow account, again with the consent of the horsemen and Ohio Racing Commission, which provides the horsemen with 9% of video lottery terminal gross revenue to fund purses and their operations.

We are required to schedule a minimum number of live racing days in West Virginia, Pennsylvania and Ohio.

        All of the states in which we conduct live racing impose requirements with respect to the minimum number of live race dates annually. The gaming laws and regulations of West Virginia, Pennsylvania and Ohio, the states in which our racetracks operate slot machines and casino table games, likewise impose conditions on gaming operations for the satisfaction of live racing requirements. Live racing days typically vary in number from year to year and are based on a number of factors, including the number of suitable race horses and the occurrence of severe weather, many of which are beyond our control, as well as our agreements with the horsemen's associations that represent the owners and trainers who race at our tracks. If we fail to meet the minimum live racing day requirements at Mountaineer, we would be prohibited under West Virginia law from conducting simulcast racing or renewing our gaming license at Mountaineer. Additionally, the failure to meet the required minimum number of days at Presque Isle Downs would result in immediate suspension of the slot machine license. Furthermore, should we be precluded from offering simulcast racing or slot machine gaming at Mountaineer or slot machine gaming at Presque Isle Downs, such preclusion would have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under our various debt instruments. However, in Ohio, despite the minimum racing day requirements set forth in the Ohio statutes and regulations, the number of race days may be reduced by agreement between the racetrack operator and the horsemen, with approval from the Racing Commission.

Our gaming operations are dependent on our linkage of slot machines to state central systems.

        Our gaming operations at Mountaineer, Presque Isle Downs and Scioto Downs are dependent on our linkage to the states' central systems. Our equipment is connected to these central systems by telephone lines. The central systems track all gaming activity. If the operation of the central systems were disrupted for any reason, including disruption of telephone service, we believe that the states would suspend all gaming operations within the states until normal operation of the systems was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

        From time to time, we are defendants in various lawsuits relating to matters incidental to our business. Because we accommodate large numbers of patrons and employ many people, our business operations subject us to the risks of lawsuits filed by patrons, past and present employees, competitors, business partners and others in the ordinary course of business. No assurance can be provided as to the outcome of these matters and whether our policies of insurance will be sufficient to pay any or all potential losses, which could result in settlements or damages that could have a material adverse effect on our business, financial condition and results of operations.

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

        See "Business—Competition—Environmental Matters" which is included elsewhere in this report for a detailed discussion.

The evolution of the slot machine manufacturing industry could impose additional costs on us.

        A majority of our revenues are attributable to slot machines operated by us at our casinos. It is important, for competitive reasons, that we offer to our customers the most popular and up-to-date slot machine games with the latest technology. We continue to upgrade our older slot machines with newer and more advanced interactive electronic games.

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

        On August 1, 2011, we completed our refinancing and the offering of $565 million in aggregate principal amount of Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. Substantially concurrently with the closing of the offering, we terminated our former credit facility and entered into a new senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts have been drawn under the Credit Facility.

        As of December 31, 2012, including $5.7 million of PIK interest notes issued during 2012, we had $570.7 million of indebtedness outstanding and $20.0 million of unused commitments under the Credit Facility. Our substantial indebtedness could have important consequences. For example, it could:

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

        In addition, we and our future subsidiaries, if any, may be able to incur substantially more debt in the future. Although our Credit Facility and the Indenture governing the Notes contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the Indenture will permit us to incur additional indebtedness, including additional secured and unsecured indebtedness. Such additional indebtedness may intensify the risks we face as a result of our substantial indebtedness and, to the extent such indebtedness is secured, could negatively impact the ability of the holders of Notes to realize the proceeds of collateral distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or similar proceedings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        The following describes our principal real properties as of March 1, 2013:

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

        Presque Isle Downs & Casino.    The clubhouse and thoroughbred racetrack is located on a 272-acre site that we own in Summit Township, Erie County, Pennsylvania. Of this site, approximately 58 acres are dedicated to the public as open space. The site includes barns and related facilities for the horses, jockeys and trainers. In addition, we own two other parcels of land; a 213-acre site in McKean Township, Pennsylvania; and an 11-acre site in Summit Township that formerly housed an off-track wagering facility. These two properties are considered non-operating real properties that we intend to sell.

        Scioto Downs.    Scioto Downs owns approximately 208 acres of land in Columbus, Ohio that serves as the site for the gaming facility and harness racetrack. In addition, there is parking, a grandstand, clubhouse and dining facilities, as well as barns and stables.

        See "Business—Properties" which is included elsewhere in this report for additional description of our principal properties.

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

        On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action submitted Dispositive Motions and, on March 28, 2012, the litigation was dismissed. The co-plaintiffs appealed the decision on April 4, 2012 and in an Opinion dated February 7, 2013, the appeals court affirmed the lower court decision. The co-plaintiffs time to move for reconsideration has expired.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. We are continuing our efforts of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized.

        Scioto Downs, Inc., in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. At this time, we are uncertain as to whether the plaintiffs will file an appeal to the Ohio Supreme Court.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at December 31, 2012 and December 31, 2011. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court. No opinion has been rendered as of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "MNTG". On March 12, 2013, the NASDAQ Official Closing Price for our common stock was $4.04. As of March 12, 2013, there were 756 of record holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low bid price quotations for our common stock for the two fiscal years ended December 31, 2011 and 2012. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Stock Price
	High	Low
Year Ended December 31, 2011:
First Quarter	2.83	1.98
Second Quarter	3.24	2.31
Third Quarter	3.19	1.85
Fourth Quarter	2.05	1.30
Year Ended December 31, 2012:
First Quarter	5.24	1.86
Second Quarter	5.72	4.24
Third Quarter	5.26	3.20
Fourth Quarter	4.29	2.74

        The NASDAQ Global Select Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive business days, we would fail to be in compliance with NASDAQ's continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from NASDAQ. As of March 12, 2013, our common shares have not traded below the applicable $1.00 minimum closing bid requirement for 30 consecutive business days.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2012, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,803,123	$3.88	1,742,734

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

Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7990—Miscellaneous Amusement and Recreational Services) for the past five years since December 31, 2007. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

	Year Ended
Index Description	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
MTR GAMING GROUP, INC.	$100.00	$24.74	$19.15	$29.90	$27.54	$61.41
NASDAQ MARKET INDEX	100.00	59.97	87.15	102.86	102.00	120.11
SIC CODE INDEX(1)	100.00	45.33	60.67	75.30	89.13	128.98

(1)
The peer group includes, but is not limited to, the following companies: American Vantage Companies, Elsinore Corp, Florida Gaming Corporation, GameTech International, Inc., Great Canadian Gaming Corporation, Lakes Entertainment, Inc., Littlefield Corporation, Lottery & Wagering Solutions, Nevada Gold & Casinos, Inc., Spectre Gaming, and Table Trac.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth summary consolidated financial and other data as of and for each of the five years ended December 31, 2012. The summary consolidated financial data have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	Fiscal Years Ended December 31,
	2012(1)	2011	2010(2)	2009	2008
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Gaming	$445,848	$385,300	$382,514	$400,583	$418,055
Pari-mutuel commissions	10,368	10,206	11,181	12,806	14,454
Food, beverage and lodging	36,489	32,617	32,265	31,973	35,963
Other	11,392	11,058	8,737	8,764	10,300

Total revenues	504,097	439,181	434,697	454,126	478,772
Less promotional allowances	(14,098)	(11,095)	(9,806)	(9,971)	(7,921)

Net revenues	489,999	428,086	424,891	444,155	470,851

Operating income(3)	65,955	47,572	47,759	22,847	38,234

Loss from continuing operations(4)	(5,447)	(51,153)	(4,963)	(23,698)	(4,386)
(Loss) income from discontinued operations(5)(6)	(277)	788	(153)	1,160	(13,325)

Net loss	$(5,724)	$(50,365)	$(5,116)	$(22,538)	$(17,711)

Loss per share from continuing operations:
Basic	$(0.20)	$(1.84)	$(0.18)	$(0.86)	$(0.16)
Diluted	$(0.20)	$(1.84)	$(0.18)	$(0.86)	$(0.16)
Balance Sheet Data:
Cash and cash equivalents	$115,113	$85,585	$53,820	$44,755	$29,011
Working capital	45,342	45,479	28,824	26,281	407
Current assets	134,681	102,392	70,512	72,160	71,095
Current liabilities	89,339	57,155	41,688	45,879	70,688
Total assets	679,075	640,871	493,509	503,013	527,710
Long-term obligations (current portion)	—	—	1,255	6,618	20,498
Long-term obligations (net of current portion)	556,716	548,933	376,830	375,885	357,112
Total liabilities	665,382	622,544	425,274	429,740	432,107
Total stockholders' equity	13,693	18,327	68,235	73,273	95,603

(1)
The operations of the VLT gaming facility at Scioto Downs commenced June 1, 2012.

(2)
Presque Isle Downs commenced table gaming on July 8, 2010.

(3)
Operating income for 2012 includes (i) project-opening costs of $2.7 million related to Scioto Downs; and (ii) other regulatory gaming assessment costs of $0.4 million related to Presque Isle Downs (See "Management's discussion and analysis of financial condition and results of operations" which is included elsewhere in this report).

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

  Operating income for 2010 includes (i) project-opening costs of $1.4 million related to Presque Isle Downs which commenced table gaming on July 8, 2010; (ii) other regulatory gaming assessment costs of $0.8 million related to Presque Isle Downs; and (iii) strategic costs of $0.5 million associated with lobbying and gaming efforts in Ohio.

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

(4)
Loss from continuing operations for 2012 includes an income tax valuation allowance of $3.2 million that was provided in excess of the Company's deferred tax benefits.

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

Loss from continuing operations for 2009 includes (i) a loss on debt modification in the aggregate amount of $1.8 million resulting from the write-offs of deferred financing fees; and (ii) a loss on debt extinguishment of $1.3 million resulting from the write-off of deferred financing fees and payment of consent fees to the holders of our repurchased $130 million 9.75% Senior Unsecured Notes.

Loss from continuing operations for 2008 includes a loss on debt modification in the aggregate amount of $3.8 million resulting from the write-offs of deferred financing fees.

(5)
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

(6)
Loss from discontinued operations for 2012 includes expense of $0.3 million related to the settlement of a matter related to a former employee of Jackson Racing, Inc.

  Income from discontinued operations for 2011 includes $0.9 million received as a settlement payment relating to the sale of Binion's.

  Income from discontinued operations for 2009 includes an income tax benefit of $2.9 million related to the realization of deferred tax assets associated with impairment losses of $8.7 million recorded in 2008.

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

Our Properties:

        Mountaineer currently operates 2,062 slot machines, 12 poker tables and 47 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 1,720 slot machines, 37casino table games and a nine-table poker room, which we began operating on October 3, 2011. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs began operating its newly constructed VLT gaming facility in June 2012. In addition to operating 2,107 VLTs, Scioto Downs offers live harness horse racing from May through September, operating 57 live racing days with pari-mutuel wagering, prior to the opening of the VLT facility, during the months of May through October. Scioto Downs had an agreement with Beulah Park, which was to expire on December 31, 2012, that allowed for each facility's simulcasting to be operational only during its live race meets. Upon the opening of our VLT facility in June 2012, the agreement was terminated, as permitted by the provisions of the contract, and accordingly Scioto Downs will offer year round simulcasting. It is also anticipated that the required number of racing days will also increase during 2013.

        Discontinued operations include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

Property Development:

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. The gaming facility build-out, which was fully operational in August 2012, is approximately 132,000 square feet, including 83,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. The property currently includes a 100-seat casual dining restaurant and an 82-seat bar/lounge, as well as a 273-seat buffet and a sports bar, both of which opened in August 2012. Development, construction and equipment costs are expected to be approximately $125.0 million over a required 3-year period. Of the required total $125.0 million project investment, we have expended a total of approximately $111.7 million for construction and equipment related costs, including $1.3 million of capitalized interest, through December 31, 2012. The project also included certain other development related expenditures, for which a determination has not been made as to whether such costs will be included in satisfying the investment requirement.

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in the fall/winter of 2013.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our property results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the year ended December 31, 2012, our property slot win percentage is in the range of 7% to 9% of slot handle, and our table game win percentage is in the range of 19% to 20% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the year ended December 31, 2012, our property daily net win per slot is in the range of $184 to $220, and for Presque Isle Downs and Mountaineer our daily net win per table is $1,038 and $1,410, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. For the year ended December 31, 2012, our ADR was $81 excluding complimentary rooms and $48 including complimentary rooms. RevPAR for the year ended December 31, 2012 was approximately $43, including complimentary rooms.

 Financial Summary:

        The significant factors affecting our results for the year ended December 31, 2012, compared to the year ended December 31, 2011, were:

  •
  The increase in net revenues of $61.9 million for the year ended December 31, 2012, compared to the prior year, was primarily due to the opening of our gaming facility at Scioto Downs. This increase was offset in part by decreases in net revenues at Presque Isle Downs and to a lesser extent, Mountaineer, which were attributable to increased competition in Ohio.

    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes a casino that opened in Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks including ThistleDown and Northfield Park, which are both located in the Cleveland area, and the potential relocation of a racetrack to Austintown, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our costs structures at our properties. Information regarding litigation seeking to prevent gaming activities in Ohio is discussed in detail in Part I, Item 3. "Legal Proceedings" above.

  •
  Project opening expenses in 2012 of $2.7 million associated with the opening of our Scioto Downs gaming facility.

  •
  The increase of $7.8 million in interest expense for the year ended December 31, 2012, compared to the prior year was due to the August 2011 refinancing where we issued $565 million 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $1.3 million of capitalized interest related to the construction of our gaming facility at Scioto Downs.

 Results of Operations

        The results of continuing operations are summarized below:

	2012	2011	2010
	(in thousands)
Revenues:
Gaming	$445,848	$385,300	$382,514
Pari-mutuel commissions	10,368	10,206	11,181
Food, beverage and lodging	36,489	32,604	32,265
Other	11,392	11,067	8,737

Revenues	504,097	439,177	434,697
Less promotional allowances	(14,098)	(11,095)	(9,806)

Net revenues	489,999	428,082	424,891

Operating expenses:
Gaming	267,195	244,268	239,394
Pari-mutuel commissions	11,083	11,410	11,276
Food, beverage, lodging	28,554	23,697	23,249
Other	7,374	6,271	6,144
Marketing and promotions	16,936	12,610	12,788
General and administrative	62,738	52,963	54,068
Project opening costs	2,705	197	1,365
Depreciation	27,511	27,939	28,733
Impairment loss	—	685	40
(Gain) loss on the sale or disposal of property	(52)	470	75

Total operating expenses	424,044	380,510	377,132

Operating income	65,955	47,572	47,759
Interest expense, net	(67,825)	(60,014)	(54,083)
Loss on debt extinguishment	—	(34,364)	—
(Provision) benefit for income taxes	(3,577)	(4,347)	1,361

Loss from continuing operations	$(5,447)	$(51,153)	$(4,963)

Financial results for the year ended December 31, 2012 compared to the year ended December 31, 2011

Net Revenues

        Net revenues for the year ended December 31, 2012, comprised of $456.2 million in gaming and pari-mutuel revenues (93% of total net revenues), $47.9 million of non-gaming revenues (10% of total net revenues) less $14.1 million of promotional allowances (-3% of total net revenues), increased $61.9 million, or 14.5%, compared to net revenues for the year ended December 31, 2011, comprised of $395.5 million in gaming and pari-mutuel revenues (92% of total net revenues), $43.7 million of non-gaming revenues (10% of total net revenues) less $11.1 million of promotional allowances (-2% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the year ended December 31, 2012 of $445.8 million represents a $60.5 million, or 15.7%, increase compared to the prior year. The increase of $60.5 million is comprised of an increase in slot and poker revenue of $69.0 million and $0.4 million, respectively, offset by a decrease in table gaming revenue of $8.9 million. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs, which provided incremental gaming revenue of $79.2 million, offset in part by a decrease at Presque Isle Downs of $16.2 million due to continued competitive pressures. The increase in poker revenue was primarily attributable to the introduction of poker at our Presque Isle Downs facility in October 2011. The decrease in table gaming revenue was due to continued competitive pressures.

        Gaming revenue at Mountaineer of $197.0 million during 2012 remained relatively flat compared to the prior year. Slot revenue increased from 2011 to 2012 by $6.0 million, offset by a decrease in table gaming and poker revenue of $5.2 million and $0.7 million, respectively. The decrease in table gaming revenue was due to the continued pressure from competition within our target market, including the opening of the Cleveland casino. We attribute the slot revenue increase to Mountaineer's continued disciplined marketing approach, which included providing consistent promotional offerings and the launch of an improved loyalty program during the second quarter of 2012, partially offset by the impact of the Cleveland casino.

        Gaming revenue at Presque Isle Downs decreased by $18.8 million, or 10.0%, to $169.6 million for the year ended December 31, 2012, compared to the prior year. The decrease is comprised of a decrease in slot and table gaming revenue of $16.2 million and $3.7 million, respectively, offset by an increase in poker revenue of $1.1 million. We attribute the decrease in slot and table gaming revenue to the competitive pressures from casinos within our target market, including the opening of the Cleveland casino. The increase in poker revenue was due to the opening of the poker room in October 2011.

        The opening of the gaming facility at Scioto Downs provided incremental gaming revenue of $79.2 million for the year ended December 31, 2012. In October 2012, a new casino opened in Columbus, Ohio and, as expected, we have seen a decline in our gaming revenues at Scioto Downs. We believe the opening of the additional casino will be a catalyst in growing the gaming revenues for the Columbus region to levels consistent with other markets of its size. We will continue to be proactive in our efforts to grow our revenues and customer database to maintain a share of the market while managing our expenses in order to maximize margins.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the year ended December 31, 2012 of $10.4 million were relatively flat compared to the prior year.

        Pari-mutuel commissions at Mountaineer, Presque Isle Downs and Scioto Downs remained flat at $5.9 million, $2.5 million and $1.6 million, respectively, for the year ended December 31, 2012, compared to the prior year.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the year ended December 31, 2012 of $36.5 million represents a $3.9 million, or 11.9%, increase compared to the prior year. The increase was primarily attributable to Scioto Downs, with the opening of its casual dining restaurant and center bar/lounge in June 2012 and the opening of its sports bar and buffet in August 2012.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.4 million, or 2.0%, to $20.7 million for the year December 31, 2012, compared to the prior year. The decrease of $0.4 million is comprised of a decrease in food and beverage revenue of $0.3 million and a decrease in lodging revenue of $0.1 million.

        Food and beverage revenue at Presque Isle Downs for the year ended December 31, 2012 of $11.1 million remained flat compared to the prior year.

        Food and beverage revenue at Scioto Downs increased by $4.3 million to $4.7 million for the year ended December 31, 2012, compared to the prior year. The increase was attributable to the opening of our gaming facility, which included new food and beverage amenities as described above.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the year ended December 31, 2012 of $11.4 million represent a $0.3 million, or 2.9%, increase compared to the prior year. The increase is comprised primarily of a $1.7 million increase at Scioto Downs, which is primarily attributed to increased retail sales and commissions earned from check cashing and ATM services due to the new gaming facility. The increase at Scioto Downs is partially offset by a decrease at Mountaineer of $1.2 million, which was primarily due to a lease bonus payment of $2.1 million received during 2011, with no royalty payments received during 2012.

Promotional Allowances

        Promotional allowances increased by $3.0 million, or 27.1%, to $14.1 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily attributable to the opening of our gaming facility at Scioto Downs, coupled with increased offerings for our customers through the launch of the new loyalty program during the second quarter of 2012 and increased rated play frequency at our properties.

Operating Expenses

Gaming

        Gaming expense for the year ended December 31, 2012 of $267.2 million represents a $22.9 million, or 9.4%, increase compared to the prior year. The increase of $22.9 million is comprised of an increase in gaming taxes and assessments of $19.3 million and other gaming operating costs of $3.5 million. Charges of $0.4 million and $5.9 million, respectively, are included in 2012 and 2011 for the estimate of Presque Isle Downs proportionate assessment of amounts due under an administrative order executed by the Pennsylvania Gaming Control Board in July 2011. Excluding these gaming assessment charges in 2012 and 2011, gaming taxes increased $24.9 million during 2012 compared to the prior year, which is consistent with the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 52.8% for the year ended December 31, 2012 (excluding the $0.4 million charge for other gaming assessment costs) compared to 54.6% (excluding the $5.9 million charge for other gaming assessment costs) for the prior year, largely due to a lower effective gaming tax rate of 42.5% on slots revenue at our facility at Scioto Downs. Our gaming taxes and assessments as a percentage of gaming revenue for the year ended December 31, 2012 were 54.2% and 55.9%, respectively, at Mountaineer and Presque Isle Downs.

Pari-Mutuel

        Pari-mutuel expense of $11.1 million represents a $0.3 million, or 2.9%, decrease compared to the prior year. The decrease of $0.3 million is primarily due to reductions in certain maintenance and simulcast costs.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $4.9 million, or 20.5%, to $28.6 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to the increase in food, beverage and lodging revenues. Our gross profit margin for the year ended December 31, 2012 decreased to 21.7% from 27.3% in the prior year. The gross profit margin was primarily impacted by the initial start-up of our food and beverage operations at Scioto Downs.

Other

        Other expense increased by $1.1 million, or 17.6%, to $7.4 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to the cost of additional entertainment at our Mountaineer property.

Marketing and Promotions

        Marketing and promotions expense increased by $4.3 million, or 34.3%, to $16.9 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to the opening of the Scioto Downs gaming facility, which contributed $3.2 million, increased marketing promotions at our other properties, and the December 2011 addition of our Chief Marketing Officer.

General and Administrative

        General and administrative expense increased by $9.8 million, or 18.5%, to $62.7 million for the year ended December 31, 2012, compared to the prior year. Significant factors contributing to the increase in general and administrative expenses were:

  •
  an increase in general and administrative costs at Scioto Downs of approximately $7.1 million over the prior year. The increase is attributable to increasing staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new gaming facility;

  •
  an increase in compensation costs, including salaries and related benefits, paid time off and other incentive compensation costs of $2.0 million, excluding Scioto Downs, as compared to the prior year; and

  •
  an increase in other compensation under the annual incentive plan in the aggregate amount of $0.4 million, as compared to the prior year.

Project Opening Costs

        Project opening costs increased by $2.5 million to $2.7 million for the year ended December 31, 2012 compared to the prior year. The costs for the year ended December 31, 2012 are related to the opening of our Scioto Downs gaming facility and are comprised of direct salaries and wages, legal and consulting fees, utilities and advertising. The costs for the year ended December 31, 2011 were primarily related to the opening of the poker room at our Presque Isle Downs gaming facility in October 2011.

Depreciation

        Depreciation expense decreased by $0.4 million, or 1.5%, to $27.5 million for the year ended December 31, 2012, compared to the prior year. The decrease is attributed to a $6.3 million decrease in depreciation at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $1.1 million decrease at Mountaineer due to aging assets. These decreases were partially offset by an increase in depreciation at Scioto Downs as a result of the completion of the VLT gaming facility.

Impairment Loss

        An impairment loss of $0.7 million was incurred for the year ended December 31, 2011 due to the adjustment of the carrying values of certain non-operating real properties. The carrying values of these properties exceeded their fair values, which were determined by independent appraisals and considered expected net cash flows, including estimates of costs to sell. Based upon the results of the 2012 appraisals, no adjustments to the carrying values of non-operating properties were necessary for the year ended December 31, 2012.

Loss on the sale or disposal of property

        During the year ended December 31, 2011, we incurred a net loss on the sale or disposal of property of $0.5 million. No significant gains or losses resulted from the sale or disposal of property during the year ended December 31, 2012.

Interest Expense, net

        Interest expense, net increased by $7.8 million, or 13.0%, to $67.8 million for the year ended December 31, 2012, compared to the prior year. The increase primarily relates to the refinancing transaction that occurred in August 2011, where we issued $565 million of 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility. The increase was partially offset by $1.3 million in capitalized interest incurred in 2012 as a result of the construction of our gaming facility at Scioto Downs.

Loss on Debt Extinguishment

        During 2011, we incurred a loss on the extinguishment of debt in the aggregate amount of $34.4 million as a result of the repurchase of our previous $125.0 million Senior Subordinated Notes and $260.0 million Senior Secured Notes on August 1, 2011. We did not incur a similar loss during the year ended December 31, 2012.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $3.6 million and $4.3 million for the year ended December 31, 2012 and 2011, respectively, and was largely the result of increases in our valuation allowances.

 Financial results for the year ended December 31, 2011 compared to the year ended December 31, 2010

Net Revenues

        Net revenues for the year ended December 31, 2011, comprised of $395.5 million in gaming and pari-mutuel revenues (92% of total net revenues), $43.7 million of non-gaming revenues (10% of total net revenues) less $11.1 million of promotional allowances (-2% of total net revenues), increased $3.2 million, or 0.8%, compared to net revenues for the year ended December 31, 2010, comprised of $393.7 million in gaming and pari-mutuel revenues (92% of total net revenues), $41.0 million of non-gaming revenues (10% of total net revenues) less $9.8 million of promotional allowances (-2% of total net revenues). The increase was primarily attributable to the following components.

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the year ended December 31, 2011 of $385.3 million represents a $2.8 million, or 0.7%, increase compared to the prior year. The increase of $2.8 million is comprised of an increase in table gaming revenue of $5.8 million, offset by decreases in slot and poker revenue of $2.1 million and $0.9 million, respectively. The increase in table gaming revenue was primarily due to the introduction of table games at our Presque Isle Downs facility in July 2010, which provided incremental gaming revenue of $10.6 million, offset by a decrease at Mountaineer of $4.8 million due to competitive pressures from the commencement of table games at the Pennsylvania casinos in July 2010. The decrease in slot revenue was primarily due to road construction and traffic delays on each of the primary feeder highways at our Presque Isle Downs facility during 2011, as well as increased competitive pressures from casinos in western Pennsylvania and western New York. The decrease in poker revenue was primarily attributable to competitive pressures from the commencement of table games at the Pennsylvania casinos in July 2010 and at our Mountaineer facility, offset by an increase at Presque Isle Downs due to the opening of the poker room in October 2011.

        Gaming revenue at Mountaineer decreased by $5.9 million, or 2.9%, to $196.8 million for the year ended December 31, 2011, compared to the prior year. The decrease is comprised of a decrease in table gaming and poker revenue of $4.9 million and $1.4 million, respectively, offset by an increase in slot revenue of $0.4 million. We attribute the decreases in table gaming and poker revenue primarily to the commencement of table games at Pennsylvania casinos in July 2010, which caused an increase in competitive pressures from The Rivers Casino, which is located in downtown Pittsburgh, Pennsylvania and is approximately a one-hour drive from Mountaineer, and The Meadows Racetrack & Casino, a harness racetrack in Washington, Pennsylvania, which is approximately 50 miles southeast of Mountaineer, and to a lesser extent, Presque Isle Downs. We attribute the slot revenue increase to a change in Mountaineer's marketing approach during the fourth quarter of 2011, which utilizes the entire availability of free play more effectively and provides consistent promotional offerings. The marketing approach, coupled with milder winter weather in late-2011, brought patrons to the property on a more consistent basis than in the previous year.

        Gaming revenue at Presque Isle Downs increased by $8.6 million, or 4.8%, to $188.4 million for the year ended December 31, 2011, compared to the prior year. The increase is comprised of an increase in table gaming and poker revenue of $10.6 million and $0.5 million, respectively, offset by a decrease in slot revenue of $2.5 million. The increase in table gaming revenue was due to the commencement of table gaming operations in July 2010 and the increase in poker revenue was due to the opening of the poker room in October 2011. We attribute the decrease in slot revenues primarily to road construction and traffic delays on each of the casino's primary feeder highways during 2011, as well as increased competitive pressures from casinos in western Pennsylvania and western New York, as discussed above.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions decreased by $1.0 million, or 8.7%, to $10.2 million for the year ended December 31, 2011.

        Pari-mutuel commissions at Mountaineer decreased by $0.6 million, or 9.4%, to $6.0 million for the year ended December 31, 2011, compared to the prior year. Pari-mutuel commissions at Presque Isle Downs decreased by $0.2 million, or 8.5%, to $2.5 million for the year ended December 31, 2011, compared to the prior year. The decreases in pari-mutuel commissions at both Mountaineer and Presque Isle Downs were due to a decline in wagering, which is consistent with the national average decline in wagering of 5.7% during 2011 compared to 2010, as reported by Equibase Company. Pari-mutuel commissions at Scioto Downs for the year ended December 31, 2011 of $1.4 million represent a $0.2 million, or 13.2%, decrease from the prior year.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the year ended December 31, 2011 of $32.6 million represents a $0.3 million, or 1.1%, increase compared to the prior year. This slight increase in food, beverage and lodging revenue was primarily attributable to an increase in patron traffic at Mountaineer.

        Food, beverage and lodging revenue at Mountaineer increased by $0.7 million, or 3.8%, to $21.1 million for the year December 31, 2011, compared to the prior year. The increase of $0.7 million was reflective of the increase in patron traffic, as discussed above.

        Food and beverage revenue at Presque Isle Downs for the year ended December 31, 2011 of $11.1 million represents a $0.4 million, or 3.2%, decrease from the prior year, which was primarily due to a decrease in slot patron traffic.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the year ended December 31, 2011 of $11.1 million represent a $2.3 million, or 26.7%, increase compared to the prior year. The increase is comprised primarily of a $2.0 million increase at our Mountaineer property, which was primarily derived from lease bonus payments aggregating $2.1 million associated with the lease of mineral rights underlying certain of Mountaineer's land holdings.

Promotional Allowances

        Promotional allowances increased by $1.3 million, or 13.1%, to $11.1 million for the year ended December 31, 2011, compared to the prior year. The increase was attributable to the increase in the maximum percentage of allowable promotional credits to be redeemed from 2% to 2 1/2% by the West Virginia Lottery Commission during the fourth quarter of 2010, in addition to the commencement of table gaming operations in July 2010 at our Presque Isle Downs facility.

Operating Expenses

Gaming

        Gaming expense for the year ended December 31, 2011 of $244.3 million represents a $4.9 million, or 2.0%, increase compared to the prior year. The increase of $4.9 million is comprised of an increase in gaming taxes and assessments of $3.3 million and other gaming operating costs of $1.6 million. The third quarter of 2011 includes a $5.9 million charge for the estimate of Presque Isle Downs proportionate assessment of amounts due under an administrative order executed by the Pennsylvania Gaming Control Board in July 2011. Additionally, the third quarter of 2010 includes a one-time assessment fee of $0.8 million for Presque Isle Downs, which is required of each slot machine licensee after commencement of gaming operations. Excluding these gaming assessment charges in both 2011 and 2010, gaming taxes decreased $1.8 million during 2011 compared to the prior year. Mountaineer's gaming taxes and assessments decreased by $2.0 million during 2011 compared to 2010 as a result of the overall decrease in gaming revenues. Even though gaming revenues at Presque Isle Downs increased by $8.6 million during 2011 compared to 2010, gaming taxes and assessments (excluding the regulatory gaming assessment costs incurred in both 2011 and 2010) only increased overall by $0.2 million to $105.0 million compared to 2010. This slight increase resulted from the $11.2 million increase in table gaming revenue, offset by the $2.5 million decrease in slot revenue, which has a much higher tax rate.

        Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 54.6% (excluding the $5.9 million charge for other gaming assessment costs) for the year ended December 31, 2011 compared to 55.5% (excluding the $0.8 million charge for other gaming assessment costs) for the prior year, largely due to the overall decrease in table gaming and poker revenue at Mountaineer. Our gaming taxes and assessments as a percentage of gaming revenue for the year ended December 31, 2011 were 53.5% and 55.7%, respectively, at Mountaineer and Presque Isle Downs (excluding the $5.9 million charge for other gaming assessment costs).

Pari-Mutuel

        Pari-mutuel expense of $11.4 million represents a $0.1 million, or 1.2%, increase compared to the prior year.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $0.4 million, or 1.9%, to $23.7 million for the year ended December 31, 2011, compared to the prior year. The increase was primarily due to the increase in food, beverage and lodging revenues. Our gross profit margin for the year ended December 31, 2011 decreased to 27.3% from 27.9% in the prior year. The gross profit margin was primarily impacted by a 2% increase in food costs.

Other

        Other expense increased by $0.1 million, or 2.1%, to $6.3 million for the year ended December 31, 2011, compared to the prior year.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.2 million, or 1.4%, to $12.6 million for the year ended December 31, 2011, compared to the prior year.

General and Administrative

        General and administrative expense decreased by $1.1 million, or 2.0%, to $53.0 million for the year ended December 31, 2011, compared to the period year. Significant factors contributing to the decrease in general and administrative expenses were:

  •
  the absence of severance costs of $1.1 million during 2011 that related to the resignations of executives during the third quarter of 2010;

  •
  a decrease in legal, lobbying costs and other outside services of $0.9 million during 2011 compared to 2010;

  •
  a decrease in salaries, bonuses and benefits of $0.5 million during 2011 compared to 2010;

  •
  an increase of $0.9 million at Presque Isle Downs, which is primarily attributable to an increase in compensation and benefits as a result of the implementation of table games and poker; and

  •
  an increase in long-term incentive plan compensation in the amount of $0.6 million during 2011 compared to 2010.

Project Opening Costs

        Project opening costs decreased by $1.2 million, or 85.6%, to $0.2 million for the year ended December 31, 2011 compared to the prior year. The decrease was due to the absence of project-opening costs of $1.4 million during 2010 related to the implementation of table games at our Presque Isle Downs gaming facility. The costs for the year ended December 31, 2011 of $0.2 million were related to the opening of the poker room at our Presque Isle Downs gaming facility in October 2011 and to a lesser extent, the Scioto Downs VLT gaming facility.

Depreciation

        Depreciation expense decreased by $0.8 million, or 2.8%, to $27.9 million for the year ended December 31, 2011, compared to the prior year. The decrease was attributed to a $1.6 million decrease in depreciation expense at Mountaineer due to the aging of assets, offset by an $0.8 million increase at Presque Isle Downs as a result of increased capital expenditures due to the implementation of table games in 2010.

Impairment Loss

        An impairment loss of $0.7 million was incurred for the year ended December 31, 2011 due to the adjustment of the carrying values of certain non-operating real properties. The carrying values of these properties exceeded their fair values, which were determined by independent appraisals and considered expected net cash flows, including estimates of costs to sell. Based upon the results of the 2010 appraisals, no adjustments to the carrying values of non-operating properties were necessary for the year ended December 31, 2010.

Loss on the sale or disposal of property

        Loss on the sale or disposal of property increased by $0.4 million to $0.5 million for the year ended December 31, 2011, compared to the prior year. The increase is primarily attributed to a loss of $0.7 million incurred in 2011 as a result of an unfavorable ruling in December 2011 in relation to Presque Isle Downs' sale of non-operating property to the Greater Erie Industrial Development Corporation in 2005, partially offset by a gain of $0.2 million incurred in 2011 due to the sale of 21 acres of non-operating real property by Mountaineer.

Interest Expense, net

        Interest expense, net increased by $5.9 million, or 11.0%, to $60.0 million for the year ended December 31, 2011, compared to the prior year. The increase primarily relates to the refinancing transaction that occurred in August 2011, where we issued $565 million of 11.5% Senior Secured Second Lien Notes and whose proceeds were used to refinance our former debt obligations and finance development of the Scioto Downs gaming facility.

Loss on Debt Extinguishment

        During the third quarter of 2011, we incurred a loss on the extinguishment of debt in the aggregate amount of $34.4 million as a result of the repurchase of our previous $125.0 million Senior Subordinated Notes and $260.0 million Senior Secured Notes on August 1, 2011. The loss reflects the write-off of the net unamortized deferred financing fees associated with the aforementioned notes, as well as with our former credit facility, in the aggregate amount of $9.8 million, the write-off of net unamortized original issue discount related to our previous $260 million Senior Secured Notes in the amount of $7.4 million, and the payment of tender or redemption fees to the holders of the aforementioned notes in the aggregate amount of $17.2 million.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $4.3 million for the year ended December 31, 2011, compared to a tax benefit of $1.4 million for the year ended December 31, 2010. The increase in tax expense was largely the result of increases in our valuation allowances.

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

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$222,025	$224,103
Presque Isle Downs & Casino	181,172	201,147
Scioto Downs	86,770	2,747
Corporate	32	85

Net revenues	$489,999	$428,082

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$43,498	$47,449
Presque Isle Downs & Casino	35,092	45,778
Scioto Downs	26,856	(1,476)
Corporate expenses	(11,641)	(9,160)

Consolidated Adjusted EBITDA from continuing operations	93,805	82,591
Adjusted EBITDA from discontinued operations	(277)	626

Consolidated Adjusted EBITDA	$93,528	$83,217

Mountaineer Casino, Racetrack & Resort:
Net income	$32,760	$35,653
Interest expense	—	22
Benefit for income taxes	(13)	(4)
Depreciation	10,755	11,831
Gain on the sale or disposal of property	(4)	(257)
Impairment loss	—	204

Adjusted EBITDA	$43,498	$47,449

Presque Isle Downs & Casino:
Net income	$22,265	$19,491
(Capitalized interest) interest expense	(63)	4
Provision for income taxes	3,586	3,927
Depreciation	8,961	15,292
Other regulatory gaming assessments	391	5,925
(Gain) loss on the sale or disposal of property	(48)	727
Impairment loss	—	412

Adjusted EBITDA	$35,092	$45,778

Scioto Downs:
Net income (loss)	$20,334	$(2,164)
Capitalized interest	(1,227)	(20)
Benefit for income taxes	(1)	—
Depreciation	7,750	767
Gain on debt extinguishment	—	(59)

Adjusted EBITDA	$26,856	$(1,476)

	Year Ended December 31,
	2012	2011
	(dollars in thousands)

Corporate:
Net loss	$(80,805)	$(104,133)
Interest expense, net of interest income	69,115	60,008
Provision for income taxes	4	424
Depreciation	45	49
Impairment loss	—	69
Loss on debt extinguishment	—	34,423

Adjusted EBITDA	$(11,641)	$(9,160)

Discontinued operations:
Net (loss) income	$(277)	$788
Interest income	—	(162)

Adjusted EBITDA	$(277)	$626

MTR Gaming Group, Inc. (consolidated)
Net loss	$(5,724)	$(50,365)
Interest expense, net of interest income and capitalized interest	67,825	59,852
Provision for income taxes	3,577	4,347
Depreciation	27,511	27,939
Other regulatory gaming assessments	391	5,925
Loss on debt extinguishment	—	34,364
(Gain) loss on the sale or disposal of property	(52)	470
Impairment loss	—	685

Consolidated Adjusted EBITDA	$93,528	$83,217

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

  •
  Mountaineer's adjusted EBITDA decreased $4.0 million, or 8.3%, to $43.5 million for the year ended December 31, 2012 compared to 2011. The decrease of $4.0 million was primarily due to a $2.1 million lease bonus payment received in 2011, a decrease in gross margin from gaming operations of $0.9 million and a decrease in food, beverage and lodging margin of $0.8 million.

  •
  Presque Isle Downs' adjusted EBITDA decreased $10.7 million, or 23.3%, to $35.1 million for the year ended December 31, 2012 compared to 2011. The decrease of $10.7 million was primarily due to a decrease in gross margin from gaming operations of $8.4 million (exclusive of gaming assessment charges in the amounts of $0.4 million and $5.9 million, respectively, in 2012 and 2011) and an increase in marketing and general and administrative expenses in the aggregate of $1.4 million. The decreases in gross margin are the result of competitive pressures, while the increases in marketing costs are due to increased promotions for our customers to drive patron traffic.

  •
  Scioto Downs' adjusted EBITDA increased $28.3 million for the year ended December 31, 2012. The increase of $28.3 million was primarily due to the operations of the new VLT gaming facility that opened June 1, 2012.

  •
  Corporate adjusted EBITDA loss increased $2.5 million, or 27.1%, to $11.6 million for the year ended December 31, 2012. The increase was primarily due to an increase in general and administrative expenses of $1.9 million and an increase in marketing costs of $0.6 million. The increase in general and administrative is primarily due to increases in compensation under our long-term incentive plan and severance costs. The increase in marketing is due to the addition of a Chief Marketing Officer in December 2011.

Liquidity and Sources of Capital

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

        At December 31, 2012, our cash and cash equivalents, excluding restricted cash, totaled $115.1 million. As of December 31, 2012, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $6.3 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At December 31, 2012, we had total debt in the aggregate principal amount of $556.7 million; net of discounts, all of which was secured, and cash collateralized letters of credit of approximately $0.2 million were outstanding. In connection with the August 2011 refinancing transaction, we entered into a $20.0 million senior secured revolving credit facility. At December 31, 2012, there were no borrowings under the credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the remaining licensing related to Scioto Downs.

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

 Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Years Ended December 31,
	2012	2011
	(in thousands)
Cash flow summary
Net cash provided by operating activities	$45,125	$39,742
Net cash used in investing activities	(15,440)	(139,082)
Net cash (used in) provided by financing activities	(157)	131,105

Net increase in cash and cash equivalents	$29,528	$31,765

Operating Cash Flow

        Net cash provided by operating activities approximated $45.1 million during 2012 compared to $39.7 million during 2011. The increase is primarily due to an increase in operating income as the result of the opening of our gaming facility at Scioto Downs in June 2012. Current period non-cash expenses included in operating activities, consisting primarily of depreciation and amortization, were $35.9 million. In 2011, non-cash expenses included $39.5 million consisting primarily of depreciation and amortization and $34.4 million in write-offs of deferred financing and other fees resulting from the extinguishment of long-term debt. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of $15.0 million during the year ended December 31, 2012. During 2011, net cash provided by operating activities included changes in operating assets and liabilities of $16.2 million, due primarily to an increase in accrued interest.

Investing Cash Flow

        Net cash used in investing activities was $15.4 million during 2012, comprised primarily of capital expenditures of $119.1 million and a $25.0 million payment of the Ohio video lottery terminal license fee, offset by the use of funds held for construction in the amount of $130.1 million. During 2011, net cash used in investing activities was $139.1 million, comprised primarily of $130.1 million of funds held for construction, capital expenditures aggregating $11.3 million offset by the reimbursement of capital expenditures from West Virginia regulatory authorities aggregating $1.8 million, and proceeds from the sale of property aggregating $0.5 million.

Financing Cash Flow

        Net cash used in financing activities was $0.2 million during 2012 compared to net cash provided by financing activities of $131.1 million during 2011. Financing activities for 2012 included the payment of financing costs of $0.2 million. Financing activities for 2011 included net proceeds of $548.1 million from the issuance of $565 million of our Senior Secured Second Lien Notes which were utilized to repurchase our previously issued $125 million Senior Subordinated Notes for $125.2 million, repurchase our previously issued $260 million Senior Secured Notes for $277.0 million, and pay various financing-related costs aggregating $12.8 million. Other principal payments on long-term obligations aggregated $1.9 million in 2011.

        During the year ended December 31, 2012, cash flows from operating and financing activities excludes $5.7 million, which represents the portion of the interest payable on the Senior Secured Lien Notes that was satisfied with PIK Notes on February 1 and August 1, 2012.

 Capital Expenditures

        During the year ended December 31, 2012, additions to property and equipment and other capital projects aggregated $114.9 million, which included $106.7 million related to the VLT gaming facility at Scioto Downs, $2.2 million to the construction of three new barns at Presque Isle Downs, $3.3 million for new slot machines at all three properties, and $1.2 million for renovations at Mountaineer.

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period. During the year ended December 31, 2012, we expended approximately $106.7 million related to the construction costs and equipment purchases, including $1.2 million of capitalized interest. Of the required total $125.0 million project investment, we have expended a total of approximately $111.7 million for construction and equipment related costs, including $1.3 million of capitalized interest, through December 31, 2012. The project also included certain other development related expenditures, for which a determination has not been made as to whether such costs will be included in satisfying the investment requirement.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. In July 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During 2012, Mountaineer made purchases aggregating $1.5 million, which qualified for reimbursement under the modernization fund of approximately $0.8 million, all of which we received during 2012. In addition, during the six months ended December 31, 2011, Mountaineer made eligible purchases aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million. Through December 31, 2011, we received $1.4 million and the remaining $0.1 million was received during the first quarter of 2012. As of December 31, 2012, approximately $1.4 million of the initial $3.7 million allocated to Mountaineer remains available, and we anticipate we will be able to receive these funds through qualifying capital expenditures to be made prior to the fiscal year 2011 modernization fund's expiration in June 2013. Additionally, we have received notification from the West Virginia Lottery Commission that Mountaineer is now eligible for another estimated $3.7 million of reimbursement from the modernization fund, effective July 1, 2012 through June 30, 2014.

        We anticipate spending up to a total of approximately $19.3 million during 2013 on capital expenditures. Expenditures for 2013 are expected to include $8.6 million for slot machines, $6.2 million for other gaming floor enhancements, $1.5 million for hotel renovations, $1.5 million for IT related expenses and $1.5 million for other related capital expenditures. We also anticipate receiving reimbursement from West Virginia of approximately $2.2 million.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at December 31, 2012.

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

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify our line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), the following maximum consolidated leverage ratios: (i) 7.50:1.00 for the fiscal quarter ending December 31, 2012, (ii) 7.00:1.00 for the fiscal quarters ending March 31, 2013 through September 30, 2013, and (iii) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through December 31, 2015. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.40:1.00 for the fiscal quarters ending December 31, 2012 through December 31, 2015 and a minimum consolidated EBITDA amount of (x) $60.0 million for the fiscal quarter ending December 31, 2012 and (y) $80.0 million for the fiscal quarters ending March 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. As of December 31, 2012, the Company remained in compliance with the covenants.

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

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest could have been payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1 and August 1, 2012 were satisfied in cash and PIK Notes, as defined in the Indenture. As a result, in aggregate, additional Notes of $5.6 million were issued. We have made the election to satisfy our February 1, 2013 and August 1, 2013 interest payments entirely in cash.

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

        The Notes and the guarantees are the Company's and the Guarantors' (Mountaineer Park, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc.) senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Guarantors, as well as future subsidiaries, other than our immaterial subsidiaries and unrestricted subsidiaries, as defined in the Indenture. The Notes and the guarantees rank equally in right of payment with all of the Company's and the Guarantors' existing and future senior debt and senior in right of payment to all of the Company's and the Guarantors' future subordinated debt. The Notes and the guarantees will be effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's new senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations. The Notes and the guarantees will be structurally subordinated to all existing and future liabilities of the Company's subsidiaries that do not guarantee the Notes.

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property, as defined in the Indenture.

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. As of December 31, 2012, no excess cash flow purchase offer is required to be made in 2013. In addition, if imposed by gaming laws and regulations, the Notes are subject to redemption by the Company if after determination by applicable gaming regulatory authorities that a holder of the Notes will not be licensed, qualified or found suitable under applicable gaming laws.

        The Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to: incur additional indebtedness; create, incur or suffer to exist certain liens; pay dividends or make distributions on capital stock or repurchase capital stock; make certain investments; place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Company; sell certain assets or merge with or consolidate into other companies; and enter into certain types of transactions with the stockholders and affiliates.

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default, including revocation, suspension or loss of any gaming license which results in the cessation of business operations for a period of more than 90 consecutive days, which, if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable.

        Annual interest expense on the Notes approximates $65.6 million. Additionally, annual amortization of deferred financing fees on the Notes approximates $1.6 million and annual amortization of the original issue discount on the Notes approximates $2.1 million.

Contractual Obligations

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2012 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$570.7	$—	$—	$—	$570.7
Interest on indebtedness	432.7	65.7	131.5	131.5	104.0
Operating leases(2)	3.9	2.4	1.2	0.3	—
Gaming tax and license fees(3)	87.8	37.5	25.0	25.3	See note	(3)
Purchase and other contractual obligations	1.2	1.0	0.2	—	—
Minimum purse obligations(4)	78.8	26.3	52.5	—	—
Contingent earn-out payments(5)	1.1	0.1	0.2	0.2	0.6
Employment agreements(6)	4.8	2.9	1.9	—	—
Regulatory gaming assessments(7)	5.8	0.5	0.9	1.2	3.2

Total	$1,186.8	$136.4	$213.4	$158.5	$678.5

(1)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 9 to our consolidated financial statements for additional information about our debt and related matters.

(2)
Our operating lease obligations are described in Note 15 to our consolidated financial statements.

(3)
Includes an annual table gaming license fee of $2.5 million for Mountaineer which is due on July 1st of each year as long as Mountaineer operates table games and the remaining VLT licensing fee of $25.0 million for Scioto Downs, which is payable one year after the onset of VLT sales. Includes our obligation for gaming taxes at Presque Isle Downs, which is set at a minimum of $10.0 million per year, as required by the Pennsylvania Gaming Control Board. Also includes our obligation at Presque Isle Downs, as the holder of a Category 1 license, to create a fund to be used for the improvement and maintenance of the backside area of the racetrack with an amount of not less than $250,000 or more than $1 million annually for a five-year period beginning in 2017.

(4)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($125,000 for 2013) for the term of the agreement which expires on December 31, 2015.

(5)
In connection with the 2003 purchase of Scioto Downs, certain shareholders of Scioto Downs elected the option to receive cash and contingent earn-out payments ("CEP Rights") in lieu of all cash for their outstanding shares of Scioto Downs' common stock. The triggering event occurred when Scioto Downs received its permanent VLT license in May 2012 and commenced gaming operations. As a result, we recorded a liability for the estimated ten year payout to the shareholders who elected to receive the CEP Rights. The future obligation was calculated based on Scioto Downs' projected EBITDA for the ten calendar years beginning January 1, 2013. See Note 7 to our consolidated financial statements for additional information regarding CEP Rights.

(6)
Includes base salaries, guaranteed payments and annual targeted incentive amounts.

(7)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 15 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

        In conjunction with the approval of the installation of video lottery terminals at Ohio's existing racetracks (see Note 8 to our consolidated financial statements), the racetracks were required to make an investment of $150 million in the facilities within three years following licensure, including VLT machines, with a maximum credit of $25 million allowed for the value of existing facilities and land. Of the required total $125.0 million project investment (net of land value), we have expended a total of approximately $111.7 million for construction and equipment related costs, including $1.3 million of capitalized interest, through December 31, 2012. The project also included certain other development related expenditures, for which a determination has not been made as to whether such costs will be included in satisfying the investment requirement. Any remaining expenditures needed to satisfy the investment requirement must be made prior to May 2015.

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

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2012 is $5.8 million. The Company paid approximately $0.5 million during the year ended December 31, 2012.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 15 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Critical Accounting Policies

        Our significant accounting policies are included in Note 2 to our consolidated financial statements, which is included elsewhere in this report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements. These judgments are subject to an inherent degree of uncertainty and actual results could differ from our estimates.

        Revenue Recognition.    Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or merchandise sold. We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these promotional items is shown as a reduction in total revenues on our consolidated statements of operations.

        Impairment of Other Indefinite-Lived Intangible Assets.    We review the carrying value of our indefinite-lived intangible assets no less than annually. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. Management must make various assumptions and estimates when performing its impairment assessments, particularly as it relates to cash flows and asset performance. Cash flow estimates are, by their nature, subjective and actual results may differ materially from the estimates. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments, other market conditions affecting travel and access to the properties.

        The fair value measurements employed for our impairment evaluations of other indefinite-lived intangible assets were generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. In accordance with the requirements of ASC 350, Intangibles—Goodwill and Other, we performed the annual impairment tests of our other indefinite-lived intangible assets as of December 31, 2012. For the years ended December 31, 2012 and 2011, we determined that was no impairment of other indefinite-lived intangible assets based upon results of impairment evaluations.

        Impairment of Property and Equipment.    Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360—Property, Plant, and Equipment. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used are reviewed for impairment whenever indicators of impairment exist. The estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model (Level 3).

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

        For each of the three years in the period ended December 31, 2012, we had substantially all non-operating real properties appraised by an independent appraisal company. Based upon the results of the 2012 appraisals, no adjustments to the carrying values of non-operating real properties were necessary for the year ended December 31, 2012. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2012.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $0.7 million and $0.6 million at December 31, 2012 and 2011, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

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

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2012, we have valuation allowances aggregating $27.4 million, principally related to certain federal and state net operating loss carryforwards.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. We used the simplified method for estimating expected option life and historic volatility for estimating volatility. During the years ended December 31, 2012 and 2011, we recorded stock-based compensation expense of $1.1 million and $0.9 million, respectively.

Recently Issued Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

        Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to our financial position, results of operations or cash flows.

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

        At December 31, 2012, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Second Lien Notes, for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $609.9 million at December 31, 2012.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting is included in this Form 10-K.

Changes in Internal Controls

        There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MTR Gaming Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MTR Gaming Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of MTR Gaming Group, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 15, 2013

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (our "2013 Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 2013, pursuant to Regulation 14A under the Securities Act.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is hereby incorporated by reference to our 2013 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2013, pursuant to Regulation 14A under the Securities Act.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is hereby incorporated by reference to our 2013 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2013, pursuant to Regulation 14A under the Securities Act.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this Item is hereby incorporated by reference to our 2013 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2013, pursuant to Regulation 14A under the Securities Act.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item is hereby incorporated by reference to our 2013 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2013, pursuant to Regulation 14A under the Securities Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)
Financial Statements (Included in Part II of this report):

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010.

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

EXHIBIT NO.	ITEM TITLE
10.9	Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.10
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.11
Employment Agreement, dated as of December 15, 2010, by and between Presque Isle Downs, Inc., a wholly-owned subsidiary of MTR Gaming Group, Inc., and Fred A. Buro (incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2012).
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
10.19
Escrow Agreement between Scioto Downs, Inc., a wholly-owned subsidiary of the Company, and the Ohio State Racing Commission (incorporated by reference to our current report on Form 8-K filed on June 1, 2012).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).

EXHIBIT NO.	ITEM TITLE
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	Description of Governmental Regulations and Licensing (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl President, Chief Executive Officer and Director

Date: March 15, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity

/s/ JEFFREY J. DAHL Jeffrey J. Dahl	President, Chief Executive Officer and Director	March 15, 2013
/s/ STEVEN M. BILLICK Steven M. Billick	Chairman	March 15, 2013
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 15, 2013
/s/ JAMES V. STANTON James V. Stanton	Director	March 15, 2013
/s/ RICHARD DELATORE Richard Delatore	Director	March 15, 2013
/s/ RAYMOND K. LEE Raymond K. Lee	Director	March 15, 2013
/s/ ROGER P. WAGNER Roger P. Wagner	Director	March 15, 2013
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President and Chief Financial Officer	March 15, 2013

MTR GAMING GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 15, 2013

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$115,113	$85,585
Restricted cash	4,088	1,146
Accounts receivable, net of allowance for doubtful accounts of $350 in 2012 and $383 in 2011	3,934	4,554
Amounts due from West Virginia Lottery Commission	17	122
Inventories	4,305	3,503
Deferred financing costs	1,642	1,622
Deferred income taxes	—	494
Prepaid expenses and other current assets	5,582	5,366

Total current assets	134,681	102,392
Property and equipment, net	387,015	299,579
Funds held for construction project	—	130,114
Other intangible assets	136,094	85,577
Deferred financing costs, net of current portion	8,407	9,919
Deposits and other	1,908	1,902
Non-operating real property	10,789	11,207
Assets of discontinued operations	181	181

Total assets	$679,075	$640,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,719	$1,461
Accounts payable—gaming taxes and assessments	11,077	8,854
Accrued payroll and payroll taxes	5,776	3,872
Accrued interest	27,369	27,072
Accrued income taxes	743	958
Other accrued liabilities	13,579	10,741
Construction project and equipment liabilities	481	3,732
License fee payable	25,000	—
Deferred income taxes	1,472	—
Liabilities of discontinued operations	123	223

Total current liabilities	89,339	56,913
Long-term debt, net of current portion	556,716	548,933
Other regulatory gaming assessments	5,319	5,408
Long-term compensation	871	242
Deferred income taxes	12,620	11,048
Other long-term liabilities	517	—

Total liabilities	665,382	622,544
Stockholders' equity:
Common stock, $.00001 par value; 100,000,000 shares authorized; 27,704,203 shares issued and outstanding at December 31, 2012 and 27,656,019 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	63,822	62,804
Accumulated deficit	(50,012)	(44,288)
Accumulated other comprehensive loss	(341)	(404)

Total stockholders' equity of MTR Gaming Group, Inc.	13,469	18,112
Non-controlling interest of discontinued operations	224	215

Total stockholders' equity.	13,693	18,327

Total liabilities and stockholders' equity	$679,075	$640,871

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Gaming	$445,848	$385,300	$382,514
Pari-mutuel commissions	10,368	10,206	11,181
Food, beverage and lodging	36,489	32,604	32,265
Other	11,392	11,067	8,737

Total revenues	504,097	439,177	434,697
Less promotional allowances	(14,098)	(11,095)	(9,806)

Net revenues	489,999	428,082	424,891

Operating expenses:
Costs of operating departments:
Gaming
Operating	266,804	238,343	238,594
Other regulatory assessments	391	5,925	800
Pari-mutuel commissions	11,083	11,410	11,276
Food, beverage and lodging	28,554	23,697	23,249
Other	7,374	6,271	6,144
Marketing and promotions	16,936	12,610	12,788
General and administrative	62,738	52,963	54,068
Project opening costs	2,705	197	1,365
Depreciation	27,511	27,939	28,733
Impairment loss	—	685	40
(Gain) loss on sale or disposal of property	(52)	470	75

Total operating expenses	424,044	380,510	377,132

Operating income	65,955	47,572	47,759
Other (expense) income:
Interest income	168	145	37
Interest expense, net of amounts capitalized	(67,993)	(60,159)	(54,120)
Loss on debt modification and extinguishment	—	(34,364)	—

Loss from continuing operations before income taxes	(1,870)	(46,806)	(6,324)
(Provision) benefit for income taxes	(3,577)	(4,347)	1,361

Loss from continuing operations	(5,447)	(51,153)	(4,963)

Discontinued operations:
(Loss) income from discontinued operations before income taxes and non-controlling interest	(278)	787	(234)
Benefit for income taxes	—	—	82

(Loss) income from discontinued operations before non-controlling interest	(278)	787	(152)
Non-controlling interest	1	1	(1)

(Loss) income from discontinued operations	(277)	788	(153)

Net loss	$(5,724)	$(50,365)	$(5,116)

Net loss per share—basic:
Loss from continuing operations	$(0.19)	$(1.84)	$(0.18)
(Loss) income from discontinued operations	(0.01)	0.03	(0.01)

Basic net loss per share	$(0.20)	$(1.81)	$(0.19)

Net loss per share—diluted:
Loss from continuing operations	$(0.19)	$(1.84)	$(0.18)
(Loss) income from discontinued operations	(0.01)	0.03	(0.01)

Diluted net loss per share	$(0.20)	$(1.81)	$(0.19)

Weighted average number of shares outstanding:
Basic	28,011,513	27,835,649	27,549,546

Diluted	28,011,513	27,835,649	27,549,546

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	2012	2011	2010
Net loss	$(5,724)	$(50,365)	$(5,116)
Other comprehensive (loss) income, net of tax:
Cumulative effect of accounting change(1)	—	(282)	—
Defined benefit pension plan:
Amortization of net gain (loss)(2)	63	(153)	49

Other comprehensive income (loss)	63	(435)	49

Comprehensive loss	$(5,661)	$(50,800)	$(5,067)

(1)
Amounts are shown net of tax of $144 for the year ended December 31, 2011.

(2)
Amounts are shown net of tax of $0, $82 and $26 for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balances, December 31, 2009	27,475,260	—	$61,882	$11,475	$(300)	$73,057
Net loss	—	—	—	(5,116)	—	(5,116)
Pension other comprehensive income, net of tax benefit of $26	—	—	—	—	49	49
Stock-based compensation	—	—	28	—	—	28

Balances, December 31, 2010	27,475,260	—	61,910	6,359	(251)	68,018
Net loss	—	—	—	(50,365)	—	(50,365)
Cumulative effect of accounting change, net of tax of $144	—	—	—	(282)	—	(282)
Pension other comprehensive loss, net of tax of $82	—	—	—	—	(153)	(153)
Stock-based compensation	180,759	—	894	—	—	894

Balances, December 31, 2011	27,656,019	—	62,804	(44,288)	(404)	18,112
Net loss	—	—	—	(5,724)	—	(5,724)
Pension other comprehensive gain	—	—	—	—	63	63
Stock-based compensation	48,184	—	1,018	—	—	1,018

Balances, December 31, 2012	27,704,203	$—	$63,822	$(50,012)	$(341)	$13,469

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,724)	$(50,365)	$(5,116)
Adjustments to reconcile net loss to net cash provided by net operating activities:
Depreciation	27,511	27,939	28,733
Amortization of deferred financing fees and original issue discount	3,768	5,470	6,613
Loss on debt modification and extinguishment	—	34,364	—
Impairment loss	—	685	40
Bad debt expense	118	109	209
Stock-based compensation expense	1,060	947	606
Deferred income taxes	3,538	3,878	(1,697)
(Gain) loss on the sale or disposal of property	(52)	470	75
Change in operating assets and liabilities:
Accounts receivable	485	(1,873)	(358)
Prepaid income taxes	—	—	9,209
Other current assets	(1,018)	(370)	3,322
Accounts payable	4,516	(57)	675
Accrued liabilities	10,724	11,965	(44)
Other regulatory gaming assessments	(124)	5,925	—
Long-term compensation	629	242	—
Accrued income taxes	(215)	412	—

Net cash provided by continuing operating activities	45,216	39,741	42,267
Net cash (used in) provided by discontinued operating activities	(91)	1	(12)

Net cash provided by operating activities	45,125	39,742	42,255

Cash flows from investing activities:
(Increase) decrease in deposits and other	(6)	82	2,608
Increase in restricted cash	(2,942)	(3)	(660)
Decrease (increase) in funds held for construction project	130,114	(130,114)	—
Proceeds from the sale of property and equipment	5	96	314
Proceeds from the sale of non-operating real property	449	424	1,370
Reimbursement of capital expenditures from West Virginia regulatory authorities	1,076	1,830	5,162
Capital expenditures	(119,136)	(11,349)	(16,448)
Payment of Ohio video lottery terminal license	(25,000)	—	—
Payment of Pennsylvania table games license and related fees	—	(48)	(16,508)

Net cash used in investing activities	(15,440)	(139,082)	(24,162)

Cash flows from financing activities:
Proceeds from credit facility	—	—	10,000
Proceeds from issuance of equipment financing and long-term debt	—	—	679
Proceeds from issuance of Senior Secured Second Lien Notes	—	548,050	—
Principal payments on long-term debt and capital lease obligations	—	(1,866)	(17,597)
Financing costs paid	(157)	(12,217)	(2,110)
Payment of debt extinguishment costs	—	(619)	—
Repurchase of Senior Subordinated Notes	—	(125,247)	—
Repurchase of Senior Secured Notes	—	(276,996)	—

Net cash (used in) provided by financing activities	(157)	131,105	(9,028)

Net increase in cash and cash equivalents	29,528	31,765	9,065
Cash and cash equivalents, beginning of year	85,585	53,820	44,755

Cash and cash equivalents, end of year	$115,113	$85,585	$53,820

Supplemental disclosure of cash flow information:
Interest paid	$59,549	$44,319	$45,052

Income taxes paid (refunded)	$336	$—	$(8,930)

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

        We have evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognized subsequent events were identified, except as discussed herein.

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

Restricted Cash

        Restricted cash includes unredeemed winning tickets from our racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and increasing racing purses at Scioto Downs, bank deposits that serve as collateral for letters of credit, cash deposits that serve as collateral for surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        We maintain cash balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. See Note 10 for additional information.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Financing Costs

        Costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During the three years ended December 31, 2012, 2011 and 2010, we incurred deferred financing costs of $0.2 million, $12.2 million and $2.1 million, respectively. Amortization expense, including amortization of deferred financing fees and original issue discount, was $3.8 million, $5.5 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        As a result of the repurchase of our previously issued $125 million Senior Subordinated Notes and $260 million Senior Secured Notes, as discussed in Note 9, unamortized discount and deferred financing costs of approximately $17.2 million were written off during 2011. These amounts are reflected in our accompanying consolidated statements of operations as components of the loss on debt modification and extinguishment for the year ended December 31, 2011.

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

Buildings and improvements	10 to 40 years
Furniture and fixtures	5 to 7 years
Equipment and automobiles	3 to 15 years

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. Primarily as a result of construction of the video lottery terminal ("VLT") gaming facility at Scioto Downs during 2012 and 2011 (see Note 8), interest capitalized during the years ended December 31, 2012, 2011 and 2010, was $1.3 million, $39,000 and $0.1 million, respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360, Property, Plant & Equipment. For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Assets to be held and used, including non-operating real properties that do not qualify as held for sale, are reviewed for impairment whenever indicators of impairment exist. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets or market comparisons. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset.

Indefinite-lived Intangible Assets

        Indefinite-lived intangible assets are required to be evaluated for impairment no less than annually in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Indefinite-lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses, which consist principally of legal fees, license fees, and investigative costs. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

        The fair value measurements employed for our impairment evaluations of other indefinite-lived intangible assets are generally based on a discounted cash flow approach and review of market data, which falls within Level 3 of the fair value hierarchy. See Note 7 for further discussion.

Revenue Recognition

        Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established.

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

Promotional Allowances and Complimentaries

        We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

promotional items is shown as a reduction in total revenues on our consolidated statements of operations.

        The retail value of accommodations, food and beverage, and other services provided gratuitously to customers is included in revenues and deducted as a promotional allowance. For the three years ended December 31, 2012, 2011 and 2010, such complimentaries were $4.4 million, $3.0 million and $3.3 million, respectively.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $0.7 million and $0.6 million as of December 31, 2012 and 2011, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs during the three years ended December 31, 2012, 2011 and 2010 were $16.9 million, $12.6 million, and $12.8 million, respectively. Advertising costs were reduced by $0.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, of advertising grants received from the State of West Virginia and the Pennsylvania Horsemen's Benevolent & Protective Association.

Income Taxes

        We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

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

        We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. Changes in recognized tax

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

benefits are reflected within income tax expense. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes. Interest and tax-related penalties associated with uncertain tax positions are included in benefit for income taxes in the accompanying consolidated statement of operations.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees and non-employee members of the Board of Directors, including grants of stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier.

Earnings per Share

        Basic earnings per share are computed by dividing net income (loss) by the weighted-average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the assumed vesting of restricted share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

New Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

        Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to our financial position, results of operations or cash flows.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS

        Summary operating results for discontinued operations for the three years ended December 31 were as follows:

	2012	2011	2010
	(in thousands)
(Loss) income from discontinued operations, net of non-controlling interest and income taxes:
Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)	$(277)	$(31)	$(7)
Binion's Gambling Hall & Hotel	—	819	(177)
Ramada Inn and Speedway Casino	—	—	37
North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park)	—	—	(5)

	$(277)	$788	$(152)

        Our wholly-owned subsidiary, Jackson Racing, Inc. holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. During the year ended December 31, 2012, we recorded expense of approximately $0.3 million related to the settlement of a matter related to a former employee of Jackson Trotting Association, LLC.

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

        In connection with our original acquisition of Binion's on March 11, 2004, we provided limited guarantees on certain land leases that expired in March 2010. TLC remained obligated to use its reasonable best efforts to assist us in obtaining releases of these guarantees, to pay the rent underlying the leases we guaranteed on a timely basis, and to indemnify us in the event we were required to pay the land lease obligations pursuant to the guarantees. From July 2009 to March 2010, TLC paid only a portion of total monthly rent with respect to one of the leases we guaranteed. Upon the demand of the landlord that we make monthly payments pursuant to our guarantee, we paid the amounts demanded (approximately $0.7 million in the aggregate through March 2010), thus curing the events of default. We demanded reimbursement from TLC, and commenced legal action for indemnification pursuant to the Stock Purchase Agreement. On October 27, 2009, we reached a settlement with TLC whereby TLC agreed to confess judgment as to amounts we paid and amounts that may be paid by us through the expiration of the guarantees, certain legal fees and interest at the rate of 10% on amounts actually paid by us with respect to the rental payments. We agreed to forbear from enforcing the judgment for two years. For the year ended December 31, 2011, we recorded income from discontinued operations of approximately $0.9 million related to reimbursements on the settlement plus interest from TLC.

        On June 3, 2008, our wholly-owned subsidiary, Speakeasy Gaming of Las Vegas, Inc., sold the gaming assets of the Ramada Inn and Speedway Casino located in North Las Vegas, Nevada to Lucky

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS (Continued)

Lucy D, LLC in accordance with the terms of an Asset Purchase and Sale Agreement dated January 11, 2008. Discontinued operations related to the Ramada Inn and Speedway Casino were not material to the periods presented.

        Our wholly-owned subsidiary MTR-Harness, Inc. previously held a 50% interest in North Metro Harness Initiative, LLC (d/b/a Running Acres Harness Park) that operates a harness racetrack in Minneapolis, Minnesota. Pursuant to a settlement agreement with North Metro's lender executed on May 27, 2009, we relinquished our interest in North Metro. Discontinued operations related to North Metro were not material to the periods presented.

4. NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. Annually, we obtained independent appraisals of the fair value of these assets. Based upon the results of the 2012 and 2010 appraisals, no adjustments to the carrying values of non-operating real properties were necessary. During the year ended December 31, 2011, we adjusted the carrying values of the assets, recognizing an impairment loss of $0.7 million.

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2012.

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. The site was never developed and in October 2005, we sold 205 acres. In October 2012, we sold the remaining 24 acres for approximately $0.5 million, resulting in a gain of $50,000. See Note 15 for additional discussion regarding current litigation and environmental contingencies regarding this site.

        During 2011, we completed the sale of 21 acres of non-operating real property land holdings in West Virginia for $0.4 million, after closing costs. This transaction resulted in a gain on sale of $0.2 million.

        Throughout 2010, we sold various parcels of non-operating real property land holdings located in West Virginia and Pennsylvania for aggregate records of $1.4 million, after closing costs. These transactions, when aggregated, resulted in a net gain on sale of $36,000.

5. LEASED MINERAL RIGHTS

        On May 10, 2011, Mountaineer entered into lease agreements with Chesapeake Appalachia, LLC ("Chesapeake") to lease mineral rights (primarily oil and gas) with respect to approximately 1,707 acres in West Virginia that Mountaineer controls or holds the mineral rights. Mountaineer continues to retain the ownership rights in all of the property and has the ability to sell the property subject to the terms of the lease agreements.

        The agreements have an initial term of five years, with an option to extend for an additional five year term. The agreements required Chesapeake to pay Mountaineer a lease bonus payment of $1,265 per acre for a total of approximately $2.1 million, which was received in 2011. The lease bonus payment of $2.1 million is reflected within other revenues in our consolidated statement of operations for the year ended December 31, 2011. In addition, Mountaineer will receive a 14% royalty on the sale of any oil or gas extracted by Chesapeake. Royalty payments will be recognized when earned. No royalty income was recognized during the years ended December 31, 2012 and 2011.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2012	2011
	(in thousands)
Land	$68,004	$67,864
Building and improvements	331,815	268,678
Equipment	212,125	160,229
Furniture and fixtures	23,235	20,576
Construction in progress	1,648	6,164

	636,827	523,511
Less accumulated depreciation	(249,812)	(223,932)

	$387,015	$299,579

        Depreciation expense charged to operations related to property and equipment during the three years ended December 31, 2012, 2011 and 2010 was $27.5 million, $27.9 million and $28.7 million, respectively.

        During the years ended December 31, 2012, 2011 and 2010, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $0.2 million, $0.4 million and $5.2 million, respectively. These reimbursements are reflected within investing activities in our accompanying consolidated statements of cash flows. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to depreciation expense. Such adjustments did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. In July 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During 2012, Mountaineer made purchases aggregating $1.5 million, which qualified for reimbursement under the modernization fund of approximately $0.8 million, all of which we received during 2012. In addition, during the six months ended December 31, 2011, Mountaineer made eligible purchases aggregating $3.0 million, which qualified for a reimbursement of approximately $1.5 million, which we primarily received during 2011. As of December 31, 2012, approximately $1.4 million of the initial $3.7 million allocated to Mountaineer remains available, and we anticipate we will be able to receive these funds through qualifying capital expenditures to be made prior to the fiscal year 2011 modernization fund's expiration in June 2013. Additionally, we have received notification from the WV Lottery Commission that Mountaineer is now eligible for another estimated $3.7 million of reimbursement from the modernization fund, effective July 1, 2012 through June 30, 2014.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

        The gross carrying value, accumulated impairment and net carrying value of each major component of our goodwill and other indefinite-lived intangible assets at December 31 is as follows:

	2012			2011
	Gross Carrying Value	Accumulated Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Impairment	Net Carrying Value
	(in thousands)
Goodwill	$494	$494	$—	$494	$494	$—
Licensing costs	136,094	—	136,094	85,577	—	85,577

	$136,588	$494	$136,094	$86,071	$494	$85,577

        As discussed in Note 8, we are required, as defined by the framework for the expansion of gaming in Ohio, to submit a $50.0 million Video Lottery Sales Agent License (the "License") fee to be paid upon achievement of certain milestones. As of December 31, 2012, we have paid a total of $25.0 million of the $50.0 million; $10.0 million upon filing the application and $15.0 million upon commencement of our VLT operations. In addition, at the commencement of our gaming operations in June 2012, we became contractually obligated for the remaining $25.0 million installment for the License and have reflected this amount within license fee payable in the consolidated balance sheet at December 31, 2012. The license fee, including the final installment, is recorded as an indefinite-lived intangible asset on our consolidated balance sheet as of December 31, 2012. The final installment will be payable at the one year anniversary of the commencement of our VLT operations in June 2013.

        Upon the acquisition of Scioto Downs in 2003, MTR offered to pay $32 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder was given the option to receive, in lieu of the $32 per share amount, an amount per share equal to $17 plus one Contingent Earn-out Participation right (CEP right) per share. The CEP Rights entitled the permitted holder to receive contingent earn-out payments based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002, for each of the (10) calendar years beginning on January 1 of the year following the year in which the triggering event (defined below) occurs. The triggering event is defined to mean (1) state or federal legislation shall have been enacted that permits Scioto Downs to operate enhanced forms of gaming not permitted by law as of the consummation of the Merger exclusive of pari-mutual or internet gaming at Scioto Downs (2) Scioto Downs shall have in fact commenced operating such enhanced forms of gaming at Scioto Downs. At the time of the acquisition, holders of 10,707 shares elected to receive the CEP Rights but due to the Company's inability to estimate the amount and timing of the CEP Rights, no estimate was made at the time of acquisition. In May 2012, the triggering event for the contingent earn-out payments occurred when Scioto received their permanent License and began operations of its newly constructed VLT gaming facility in June 2012. At December 31, 2012, a liability for the estimated fair present value of the earn-out payments of $0.5 million was recorded. The significant assumptions used to calculate the CEP Rights included revenue and cost projections to arrive at cash flows over the 10-year defined period and a discount factor of approximately 15%. We consider these fair value measurements to be Level 3 inputs within the fair value hierarchy. The CEP Rights are considered additional consideration of the acquisition Scioto Downs. The Company increased the value of the indefinite-lived intangible asset by this amount, as a result of the negative goodwill attributed to the license in the Company's original purchase accounting.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS (Continued)

        In accordance with the requirements of ASC 350, we performed the annual impairment tests of our other indefinite-lived intangible assets at the end of our fiscal year. For the years ended December 31, 2012 and 2010, we conducted our annual impairment test and concluded that the fair value of our indefinite-lived intangibles exceeded their carrying value, and no impairment charge was necessary.

        At January 1, 2011, goodwill of $0.5 million existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs was negative (which is attributed primarily to debt incurred in connection with the original construction of the casino and race track) at January 1, 2011. Upon adoption of ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, we reassessed the Presque Isle Downs goodwill impairment test, including allocation of the fair value of the reporting unit to the various tangible and intangible assets and liabilities of Presque Isle Downs, we concluded that the goodwill was impaired. Impairment was recorded through an adjustment to decrease beginning retained earnings of $0.3 million (net of $0.2 million of deferred income taxes) at January 1, 2011, to reflect the adoption of ASU 2010-28 and the corresponding impairment of the Presque Isle Downs' goodwill.

8. SCIOTO DOWNS

        During June 2011, Ohio introduced the framework for the expansion of gaming in Ohio including the installation of video lottery terminals at Ohio's existing horse racetracks. Subsequently, in October 2011, the Ohio Lottery Commission approved certain rules and regulations for licensing VLT operations at Ohio's racetracks. We received our conditional Video Lottery Sales Agent License in January 2012. The conditional License permitted Scioto Downs to install and operate VLTs subject to compliance with Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission ("OLC"). Upon final approval from the OLC, Scioto Downs received its permanent License in May 2012. As a condition of operating VLTs, the Company was required to enter into an agreement with the Ohio Harness Horsemen's Association ("OHHA") that would provide for an agreed upon percentage of Scioto Downs' gross VLT income to benefit the horse racing industry in Ohio. In May 2012, as a final agreement with the OHHA had not been reached, we entered into an escrow agreement with the Ohio State Racing Commission to deposit 9% of our gross VLT income into an escrow account to benefit the OHHA. The agreement, although subject to change, will remain in effect until an agreement is reached with the OHHA. In May 2012, a lawsuit seeking to prevent the operation of VLTs at Ohio's horse racetracks was dismissed; however, in June 2012, the decision was appealed. See Note 15 for additional details on the Ohio lawsuit. We commenced gaming operations at Scioto Downs in June 2012.

        In anticipation of the issuance of the License, we commenced construction of our VLT gaming facility in December 2011. Development, construction and equipment costs are expected to approximate $125.0 million over a required three-year period, not including the $50.0 million license fee. In May 2012, we completed the first of two phases of the build-out with the second phase completed in August 2012. During the year ended December 31, 2012, we expended approximately $106.7 million related to construction costs and equipment purchases, including $1.2 million of capitalized interest. Of the required total $125.0 million project investment, we have expended a total of approximately $111.7 million for construction and equipment related costs, including $1.3 million of capitalized interest, through December 31, 2012. The project also included certain other development related

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SCIOTO DOWNS (Continued)

expenditures, for which a determination has not been made as to whether such costs will be included in satisfying the investment requirement.

        As required by the framework, we have paid a total of $25.0 million of the $50.0 million in license fees; $10.0 million upon filing the Application and $15.0 million upon commencement of our VLT operations. At the commencement of our gaming operations, we became contractually obligated for the remaining $25.0 million installment for the License and have reflected this amount within license fee payable in the consolidated balance sheet at December 31, 2012. The final installment will be payable at the one year anniversary of our VLT operations in June 2013.

        During the years ended December 31, 2012 and 2011, we incurred approximately $2.7 million and $0.2 million, respectively, of project opening costs related to the opening of our VLT facility. Project opening costs are expensed as incurred and consist primarily of direct salaries and wages, legal and consulting fees, utilities and advertising.

9. LONG-TERM DEBT

        Long-term debt obligations at December 31 are summarized as follows:

	2012	2011
	(in thousands)
Senior Secured Second Lien Notes (net of unamortized discount of $13,948 and $16,067 in 2012 and 2011, respectively)	$556,716	$548,933

Senior Secured Second Lien Notes

        On August 1, 2011, after receiving the required consents of the holders of our previously issued $125 million 9% Senior Subordinated Notes (the "2012 Notes") and our previously issued $260 million 12.625% Senior Secured Notes (the "2014 Notes") to permit the proposed amendments to the indentures governing the 2012 Notes and the 2014 Notes which eliminated substantially all of the restrictive covenants contained in such indentures and released the collateral securing our obligations under the 2014 Notes, we completed the offering of $565 million Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent. The net proceeds of the Notes were utilized to repay the 2012 Notes and 2014 Notes and provide funding to establish the VLT gaming facility at Scioto Downs.

        As a result of the August 2011 refinancing and extinguishment of debt, we incurred a pretax loss on debt extinguishment of $34.4 million, which is reflected in our accompanying consolidated statements of operations for the year ended December 31, 2011.

        The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1, 2012 and August 1, 2012 were satisfied in cash and PIK Notes, resulting in the issuance of $5.6 million of additional Notes. The issuance of the PIK Notes is excluded from financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2012. We have made the election to satisfy our February 1, 2013 and August 1, 2013 interest payments entirely in cash.

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

        In addition, we are subject to other redemption requirements should we experience certain circumstances. Under certain change of control events (as defined in the Indenture), we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If we sell assets or experience certain events of loss under certain circumstances and do not use the proceeds for specified purposes, we must offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If imposed by gaming laws and regulations, the Notes may be subject to redemption by the Company if after determination by applicable gaming regulatory authorities that a holder of the Notes will not be licensed, qualified or found suitable under applicable gaming laws.

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

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

75% of our excess cash flow in excess of $7.5 million for such fiscal year. As of December 31, 2012, no excess cash flow purchase offer is required to be made in 2013.

        The Indenture contains a number of customary covenants and events of default. One such event of default includes the revocation, suspension or loss of any gaming license which results in the cessation of business operations for a period of more than 90 days, which if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable. As of December 31, 2012, we are in compliance with the required covenants.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of December 31, 2012 or 2011.

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

        The Credit Facility contains a number of customary covenants as well as certain financial covenants. These include maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of December 31, 2012, we are in compliance with the required covenants.

        The Credit Facility contains a number of customary events of default, including, which if any of them occurs, would permit the lenders to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

Limitations on Dividends

        We are prohibited from paying any dividends without our lenders' consent. We currently intend to retain all earnings, if any, to finance and expand our operations.

Annual Commitments & Guarantees

        We do not have any scheduled principal payments during the five-year period ending on December 31, 2017. The Notes are payable in their entirety on August 1, 2019.

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

10. FAIR VALUE MEASUREMENTS

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

        Cash equivalents:    Cash equivalents include investments in money market funds. Investments in this category can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short-term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. The carrying amounts approximate fair value because of the short maturity of these instruments.

        Acquisition-related contingent considerations:    Contingent consideration recorded in 2012 related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to shareholders of Scioto Downs under the earn-out provisions discussed in Note 7. We consider the acquisition related contingency's fair value measurements to be Level 3 inputs within the fair value hierarchy.

        The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011:

	December 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$43,301	$—	$—	$43,301

Total assets	$43,301	$—	$—	$43,301

Liabilities
Acquisition-related contingent considerations	$—	$—	$517	$517

Total liabilities	$—	$—	$517	$517

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Assets
Cash equivalents	$31,264	$—	$—	$31,264

Total assets	$31,264	$—	$—	$31,264

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of our $565 million 11.5% Senior Secured Second Lien Notes (See Note 9) was $609.9 million at December 31, 2012 compared to a carrying value of $556.7 million at December 31, 2012. The fair value of our $565 million 11.5% Senior Secured Second Lien Notes was $473.2 million at December 31, 2011 compared to a carrying value of $548.9 million at December 31, 2011. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

        During the year ended December 31, 2011, we recorded impairment losses of $0.7 million and $0.5 million, respectively, related to the impairment of long-lived assets and goodwill. These non-financial assets were measured at fair value on a nonrecurring basis subsequent to their initial recognition. We consider the fair value measurements utilized within the asset impairment analyses to be Level 3 measurements due to the presence of significant inputs that are unobservable and based on management's estimates or market comparisons. For the year ended December 31, 2012, we determined there was no impairment of our indefinite-lived intangibles or long-lived assets.

11. RETIREMENT PLANS

        In December 2008, we established the MTR Gaming Group, Inc. Retirement Plan (the "Retirement Plan"). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs'401(k) plan were merged into the Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs' employees. Matching contributions by the Company were $0.1 million for each of the three years ended December 31, 2012, 2011 and 2010.

        Mountaineer's qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the Retirement Plan as previously discussed. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state's June 30 fiscal year. Contributions to the plan during each of the three years ended December 31, 2012, 2011 and 2010 were $1.9 million, $1.9 million and $2.0 million, respectively. Contributions were made to the Retirement Plan for the benefit of only the Mountaineer employees.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension (income) expense during the three years ended December 31, 2012, 2011 and 2010 was $(28,000), $(25,000) and $(25,000), respectively. As of December 31, 2012, the fair value of the plan assets were approximately $1.0 million and the fair value of the benefit obligations were approximately $1.1 million, resulting in an under-funded status of $0.1 million. As of December 31, 2011, the fair value of the plan assets were approximately $1.0 million and the fair value of the benefit obligations were approximately $1.2 million, resulting in an under-funded status of $0.2 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during the years ended December 31, 2012, 2011 or 2010.

12. EQUITY TRANSACTIONS

Common Stock

        On August 5, 2010, our stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of shares of common stock which the Company will have authority to issue from 50,000,000 shares to 100,000,000 shares, par value $0.00001 per share.

Stock-Based Compensation

        Total stock-based compensation expense recognized during the three years ended December 31, 2012, 2011 and 2010 was $1.1 million, $0.9 million, and $0.6 million, respectively. These amounts are included in general and administrative expense in our accompanying consolidated statement of operations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY TRANSACTIONS (Continued)

        A summary of the Stock Option activity for each of the three years ended December 31, 2012, 2011 and 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2009	1,209,500	$2.50 - 16.27	$6.91	3.65	$—
Granted	—	—	—
Exercised	—	—	—
Expired	(470,000)	2.50	2.50
Forfeited	(341,500)	3.71 - 16.27	7.68

Outstanding—December 31, 2010	398,000	7.30 - 16.27	11.46	3.56	—
Granted	537,000	2.04 - 2.78	2.28
Exercised	—	—	—
Expired	(80,000)	7.30 - 13.60	8.48
Forfeited	(54,200)	2.32	2.32

Outstanding—December 31, 2011	800,800	2.04 - 16.27	6.22	6.81	—
Granted	392,100	2.44 - 4.02	2.53
Exercised	—	—	—
Expired	(25,000)	15.00	15.00
Forfeited	(24,000)	8.00 - 16.27	14.24

Outstanding—December 31, 2012	1,143,900	$2.04 - 16.27	$4.59	7.10	$1.4

Exercisable at December 31, 2012	478,824	$2.04 - 16.27	$7.59	4.90	$0.4

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012 and 2011 was $1.65 and $1.50 per share, respectively.

        As of December 31, 2012, there was $0.6 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of approximately 1.79 years.

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the years ended December 31, 2012 and 2011:

Assumptions:	2012	2011
Expected dividend yield(1)	N/A	N/A
Expected stock price volatility(2)	74.3%	72.9%
Risk-free interest rates(3)	1.32%	2.43%
Expected life of options (in years)(4)	6.00	5.86

(1)
The expected dividend yield was based on our expectation of not paying dividends for the foreseeable future.

(2)
The expected volatility was based on the historical volatility of our common stock.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY TRANSACTIONS (Continued)

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

        A summary of the RSU activity for the three years ended December 31, 2012, 2011 and 2010 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2009	—	$—	—	$—
Granted	880,000	1.87
Vested	(180,000)	2.14
Forfeited	(350,000)	1.78

Unvested outstanding as of December 31, 2010	350,000	1.81	2.30	0.7
Granted	246,200	2.57
Exercised	(199,997)	1.80
Vested	(117,000)	2.77
Forfeited	(51,434)	1.97

Unvested outstanding as of December 31, 2011	227,769	2.11	1.85	0.4
Granted	192,790	3.39
Vested	(120,523)	3.58
Forfeited	—	—

Unvested outstanding as of December 31, 2012	300,036	$2.35	1.65	$1.3

        As of December 31, 2012, there was $0.4 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.65 years.

        On January 25, 2013, the Compensation Committee of the Board of Directors of the Company approved the grant of (i) nonqualified stock options to purchase a total of 216,800 shares of the Company's common stock at a purchase price of $3.94, the NASDAQ average price per share on that date, and with a fair value of $2.64 per share; and (ii) a total of 163,768 RSUs with a fair value of $3.94 per unit, the NASDAQ average price per share on that date, to executive officers, non-employee members of the Board and certain key employees under the 2010 Plan.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER SHARE

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during each of the three years ended December 31.

	2012	2011	2010
	(dollars in thousands, except per share amounts)
Loss from continuing operations	$(5,447)	$(51,153)	$(4,963)
(Loss) income from discontinued operations	(277)	788	(153)

Net loss available to common stockholders	$(5,724)	$(50,365)	$(5,116)

Shares outstanding:
Weighted average shares outstanding	28,011,513	27,835,649	27,549,546
Effect of dilutive securities	—	—	—

Diluted shares outstanding	28,011,513	27,835,649	27,549,546

Basic net (loss) income per common share:
Continuing operations	$(0.19)	$(1.84)	$(0.18)
Discontinued operations	(0.01)	0.03	(0.01)

Basic net loss per common share	$(0.20)	$(1.81)	$(0.19)

Diluted net (loss) income per common share:
Continuing operations	$(0.19)	$(1.84)	$(0.18)
Discontinued operations	(0.01)	0.03	(0.01)

Diluted net loss per common share	$(0.20)	$(1.81)	$(0.19)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three years ended December 31 because they were anti-dilutive.

	2012	2011	2010
Weighted average anti-dilutive stock options outstanding	1,119,013	766,325	711,938
Weighted average anti-dilutive restricted stock units outstanding	311,002	273,347	390,000

	1,430,015	1,039,672	1,101,938

14. INCOME TAXES

        The income tax provisions (benefit) attributable to continuing and discontinued operations during the three years ended December 31 is as follows:

	2012	2011	2010
	(in thousands)
Continuing operations	$3,577	$4,347	$(1,361)
Discontinued operations	—	—	(82)

	$3,577	$4,347	$(1,443)

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The income tax provision (benefit) attributable to the loss from continuing operations before income taxes during the three years ended December 31 is summarized as follows:

	2012	2011	2010
	(in thousands)
Current Federal	$(109)	$400	$—
Deferred Federal	2,944	2,636	(1,911)
Current State	171	—	—
Deferred State	571	1,311	550

Provision (benefit) for income taxes	$3,577	$4,347	$(1,361)

        The Company and its subsidiaries file a US federal income tax return, and various state and local income tax returns. The Company is no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2004. The Internal Revenue Service (the "IRS") finalized its examination of the Company's U.S. income tax return for the year ended December 31, 2007. In connection with their review, the IRS increased the Company's 2007 income tax liability by $0.3 million (plus interest associated with this amount of $39,000), an amount that did not have a material impact on the consolidated financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Balance January 1	$418	$418	$418
Increase related to prior period tax positions	—	—	—
Reductions related to prior period tax positions	—	—	—

Balance December 31	$418	$418	$418

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        We recognize interest accrued related to unrecognized tax benefits in income tax expense, and penalties in operating expense. We recognized interest and penalties during the three years ended December 31, 2012, 2011 and 2010 of $14,000, $24,000 and $24,000, respectively.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        A reconciliation of the expected statutory federal income tax benefit to the provision (benefit) for income taxes for continuing operations during each of the three years ended December 31 was as follows:

	2012	2011	2010
Benefit for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefit resulting from:
Permanent items not deductible for income tax purposes	(10.8)	(0.5)	(6.7)
Valuation allowance	(196.9)	(43.2)	(9.6)
Other	6.1	(0.6)	2.8

(Provision) benefit for income taxes	(166.6)%	(9.3)%	21.5%

        The permanent items not deductible for income tax purposes resulted primarily from the payment of nondeductible expenses including $0.4 million, $0.5 million and $1.1 million in 2012, 2011 and 2010, respectively, related to our lobbying efforts for gaming in Ohio, as discussed in Note 8.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations at December 31 were as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$27,872	$24,074
Impairment losses	4,031	4,185
Deferred expenses	3,628	1,759
Stock-based compensation	1,323	821
Other	613	907
Accrued liabilities	1,614	3,429
Interest	—	77

	39,081	35,252
Valuation allowance—federal net operating loss carryforwards, impairment losses and other	(24,512)	(22,269)
Valuation allowance—state net operating loss carryforwards	(2,891)	(2,545)

Deferred tax assets	$11,678	$10,438

Deferred tax liabilities:
Tax depreciation in excess of book	$(23,878)	$(17,592)
Basis difference in property and equipment	—	(1,932)
Prepaid expenses	(1,892)	(1,406)
Deferred expenses	—	(62)

Deferred tax liabilities	$(25,770)	$(20,992)

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        As of December 31, 2011, management determined that the realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, due to the consumption of our net operating loss carryback potential, our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future. As a result, we recorded a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. The Company has generated additional deferred tax liabilities related to the tax amortization of certain assets because these assets are indefinite lived and are not amortized for book purposes. Specifically, deferred tax liabilities related to indefinite-lived assets include a deferred tax liability recorded in connection with the tax amortization of our Pennsylvania and Ohio gaming licenses of approximately $10.6 million, and a deferred tax liability of approximately $3.5 million recorded in connection with amounts depreciated as land improvements for tax purposes but recorded as land for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining a valuation allowance. This resulted in deferred tax expense of $2.8 million for the year ended December 31, 2012.

        Valuation allowances of $24.5 million and $22.3 million were provided at December 31, 2012 and 2011, respectively for federal deferred tax assets related to net operating loss carryforwards and certain impairment losses for which we were not able to recognize a tax benefit. In addition, valuation allowances of $2.9 million and $2.5 million were provided at December 31, 2012 and 2011, respectively, for state deferred tax assets. During 2012 and 2011, the aggregate valuation allowances for deferred tax assets increased by $2.6 million and $19.0 million, respectively. The 2012 and 2011 increases relate primarily to federal and state net operating loss carryforwards and impairment losses that are not considered more likely than not realizable.

        For federal income tax purposes, we have $0.5 million in alternative minimum tax credit carryforwards, $67.0 million in net operating loss carryforwards, $0.3 million in capital loss carryforwards, and $0.3 million in other federal credit carryforwards at December 31, 2012. The net operating loss carryforwards begin to expire in 2020 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards (approximately $3.0 million) is limited as to the amount that can be utilized in each tax year by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $41.9 million that begin to expire in 2024.

15. COMMITMENTS AND CONTINGENCIES

Bond Requirements

        Mountaineer is required to maintain bonds in the aggregate amount of $1.1 million for the benefit of the West Virginia Lottery Commission, Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million and Scioto Downs is required to maintain a VLT license bond for the benefit of the Ohio Lottery Commission in the amount of $1.0 million. The bonding requirements have been satisfied via the issuance of surety bonds.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Operating and Land Leases

        We lease certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari-mutuel equipment under operating leases. During each of the three years ended December 31, 2012, 2011 and 2010, total rent expense under these leases was $4.9 million, $1.6 million and $1.6 million, respectively.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases at December 31, 2012 were as follows:

Operating Leases
(in thousands)
2013	$2,414
2014	749
2015	478
2016	299

Litigation

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

        On April 15, 2011, Messrs. Edson R. Arneault (the Company's former chairman, president and chief executive officer) and Gregory J. Rubino, as co-plaintiffs, initiated legal action against individual members and employees of the Pennsylvania Gaming Control Board, the Company, as well as certain of our former and current officers and directors, Presque Isle Downs, Inc., Leonard Ambrose, III, Nicholas C. Scott and Scott's Bayfront Development, Inc. The lawsuit alleges a conspiracy by Company officials and the Pennsylvania Gaming Control Board to violate Messrs. Arneault and Rubino's due process and equal protection rights, as well as claims for promissory estoppel and unjust enrichment (the "Complaint"). Mr. Arneault is seeking recovery of legal fees relating to the renewal of his Pennsylvania gaming license and Mr. Rubino is seeking amounts he alleges are owing under his former consulting agreement with the Company and Presque Isle Downs, Inc. The Company, Presque Isle Downs, Inc. and its former and current officers and directors that are parties to this action submitted Dispositive Motions and, on March 28, 2012, the litigation was dismissed. The co-plaintiffs appealed the decision on April 4, 2012 and in an Opinion dated February 7, 2013, the appeals court affirmed the lower court decision. The co-plaintiffs time to move for reconsideration has expired.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Scioto Downs, Inc., in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. At this time, we are uncertain as to whether the plaintiffs will file an appeal to the Ohio Supreme Court.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at December 31, 2012 and December 31, 2011. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court; however, no opinion has been rendered.

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we were advised by the PaDEP that we were not released from our liability and responsibility under the Consent Order. We

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in 2014. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has been accrued in our consolidated balance sheet at December 31, 2012.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2012 and 2011 was $5.8 million and $5.9 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. During the year ended December 31, 2012, increases to our total estimated liability of $0.4 million were recorded and recognized in gaming operating expenses. The Company paid approximately $0.5 million during the year ended December 31, 2012.

Agreements with Horsemen and Pari-mutuel Clerks

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

representative of a majority of the pari-mutuel clerks. In Pennsylvania, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2015, and a proceeds agreement until April 14, 2013. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate its slot machines. Additionally, the renewal of the video lottery license is a prerequisite to the renewal of the table games license. With respect to the horsemen at Scioto Downs, we continue to negotiate in anticipation of entering into a new contract. In the interim, we continue to honor the terms of our previous contract, which expired on November 29, 2012. Pursuant to a memorandum of understanding with the Ohio Racing Commission, Scioto Downs has established an escrow account in to which an amount equal to 9% of video lottery terminal gross revenue is deposited for the benefit of the horsemen principally for purse funds. The escrow agreement, although subject to change, is expected to remain in effect until an agreement is reached with the horsemen. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2015, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the respective Mountaineer and Presque Isle Downs horsemen's agreements, the agreement between Mountaineer and the pari-mutuel clerks' union described above and the Scioto Downs escrow agreement, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

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

16. QUARTERLY DATA (UNAUDITED)

        The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2012 and 2011.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY DATA (UNAUDITED) (Continued)

        Continuing operations exclude the operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Harness Raceway and MTR-Harness, Inc.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2012:
Revenues	$111,120	$122,265	$150,532	$120,180
Less promotional allowances	(3,170)	(3,148)	(3,876)	(3,904)

Net revenues	107,950	119,117	146,656	116,276
Operating expenses	93,571	104,158	123,389	102,926

Operating income(1)	14,379	14,959	23,267	13,350
(Loss) income from continuing operations(2)	(3,191)	(2,100)	5,336	(5,492)
Net (loss) income(3)	$(3,191)	$(2,355)	$5,313	$(5,491)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$(0.08)	$0.19	$(0.20)
Net (loss) income	$(0.11)	$(0.09)	$0.19	$(0.20)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$(0.08)	$0.19	$(0.20)
Net (loss) income	$(0.11)	$(0.09)	$0.19	$(0.20)
Weighted average shares outstanding—basic	27,960,030	27,984,595	28,047,046	28,054,429
Weighted average shares outstanding—diluted	27,960,030	27,984,595	28,416,008	28,054,429

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY DATA (UNAUDITED) (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2011:
Revenues	$100,724	$113,315	$118,601	$106,541
Less promotional allowances	(2,386)	(2,796)	(2,962)	(2,951)

Net revenues	98,338	110,519	115,639	103,590
Operating expenses	89,180	94,185	105,137	92,012

Operating income(4)	9,158	16,334	10,502	11,578
(Loss) income from continuing operations(5)	(5,133)	2,262	(41,517)	(6,765)
Net (loss) income(6)	$(5,133)	$2,262	$(41,517)	$(5,977)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.19)	$0.08	$(1.49)	$(0.24)
Net (loss) income	$(0.19)	$0.08	$(1.49)	$(0.21)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.19)	$0.08	$(1.49)	$(0.24)
Net (loss) income	$(0.19)	$0.08	$(1.49)	$(0.21)
Weighted average shares outstanding—basic	27,717,041	27,800,392	27,880,204	27,940,702
Weighted average shares outstanding—diluted	27,717,041	27,869,684	27,880,204	27,940,702

(1)
Operating income for each of the quarters ended during 2012 includes the following:

•
Project-opening costs of $0.3 million, $2.2 million and $0.2 million related to the VLT construction project at Scioto Downs for the quarters ended March 31, June 30, and September 30, respectively

•
Other regulatory gaming assessment costs of $0.4 million related to Presque Isle Downs for the quarter ended December 31

(2)
(Loss) income from continuing operations for each of the quarters ended during 2012 includes the following:

•
Income tax valuation allowances of $0.6 million, $0.7 million, $0.7 million and $1.2 million that were provided in excess of the Company's deferred tax benefits for the quarters ended March 31, June 30, September 30 and December 31, respectively

(3)
Net income for the quarter ended September 30, 2012 includes expense of $0.3 million related to the settlement of a matter related to a former employee of Jackson Racing, Inc.

(4)
Operating income for each of the quarters ended during 2011 includes the following:

•
Receipt of payments of $1.8 million and $0.3 million relating to lease of mineral rights for the quarters ended June 30 and December 31, respectively

•
Project-opening costs of $0.2 million related to poker table gaming operations at Presque Isle Downs, which commenced in October, for the quarter ended September 30

•
Other regulatory gaming assessment costs of $5.8 million and $0.1 million for the quarters ended September 30 and December 31, respectively

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY DATA (UNAUDITED) (Continued)

  •
  Impairment losses of $0.7 million relating to non-operating real property for the quarter ended December 31

(5)
(Loss) income from continuing operations for each of the quarters ended during 2011 includes the following:

•
Income tax valuation allowances of $0.9 million, $0.6 million, $1.2 million and $1.2 million that were provided in excess of the Company's deferred tax benefits for the quarters ended March 31, June 30, September 30 and December 31, respectively

•
A loss on extinguishment of $34.4 million resulting from the write-offs of deferred financing fees and original issue discount and the payment of tender and redemption fees related to the repurchase of our Senior Secured Notes and Senior Subordinated Notes and termination of our former credit agreement for the quarter ended September 30

(6)
Net loss for the quarter ended December 31, 2011 includes $0.9 million received as a settlement payment relating to the sale of Binion's

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts receivable	$383,000	$118,000	$151,000	$350,000
Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$386,000	$33,000	$36,000	$383,000
Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$458,000	$49,000	$121,000	$386,000

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

EXHIBIT NO.	ITEM TITLE
10.10	Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.11
Employment Agreement, dated as of December 15, 2010, by and between Presque Isle Downs, Inc., a wholly-owned subsidiary of MTR Gaming Group, Inc., and Fred A. Buro (incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2012).
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
10.19
Escrow Agreement between Scioto Downs, Inc., a wholly-owned subsidiary of the Company, and the Ohio State Racing Commission (incorporated by reference to our current report on Form 8-K filed on June 1, 2012).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	Description of Governmental Regulations and Licensing (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT NO.	ITEM TITLE
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document