Form 10-Q
period 2013-03-31
MTR GAMING GROUP INC
filed 2013-05-07
CIK 834162

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,714,833
Outstanding at May 3, 2013

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31 2013	December 31 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,024	$115,113
Restricted cash	6,883	4,088
Accounts receivable, net of allowance for doubtful accounts of $180 in 2013 and $350 in 2012	2,527	3,934
Amounts due from West Virginia Lottery Commission	17	17
Inventories	4,213	4,305
Deferred financing costs	1,642	1,642
Prepaid expenses and other current assets	5,944	5,582

Total current assets	120,250	134,681
Property and equipment, net	382,222	387,015
Other intangible assets	136,100	136,094
Deferred financing costs, net of current portion	7,997	8,407
Deposits and other	1,908	1,908
Non-operating real property	10,789	10,789
Assets of discontinued operations	181	181

Total assets	$659,447	$679,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,990	$3,719
Accounts payable—gaming taxes and assessments	5,763	11,077
Accrued payroll and payroll taxes	5,831	5,776
Accrued interest	10,963	27,369
Accrued income taxes	669	743
Other accrued liabilities	16,191	13,579
Construction project and equipment liabilities	329	481
License fee payable	25,000	25,000
Deferred income taxes	1,472	1,472
Liabilities of discontinued operations	116	123

Total current liabilities	69,324	89,339
Long-term debt	557,245	556,716
Other regulatory gaming assessments	5,160	5,319
Long-term compensation	436	871
Deferred income taxes	13,472	12,620
Other long-term liabilities	462	517

Total liabilities	646,099	665,382

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	64,253	63,822
Accumulated deficit	(50,798)	(50,012)
Accumulated other comprehensive loss	(331)	(341)

Total stockholders' equity of MTR Gaming Group, Inc.	13,124	13,469
Non-controlling interest of discontinued operations	224	224

Total stockholders' equity	13,348	13,693

Total liabilities and stockholders' equity	$659,447	$679,075

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2013	2012
Revenues:
Gaming	$114,769	$100,141
Pari-mutuel commissions	1,380	1,159
Food, beverage and lodging	9,488	7.874
Other	2,157	1,946

Total revenues	127,794	111,120
Less promotional allowances	(4,455)	(3,170)

Net revenues	123,339	107,950

Operating expenses:
Costs of operating departments:
Gaming
Operating	67,270	62,259
Other regulatory assessments	(49)	(133)
Pari-mutuel commissions	1,852	1,564
Food, beverage and lodging	7,519	5,774
Other	1,541	1,345
Marketing and promotions	4,223	3,073
General and administrative	15,977	13,197
Project-opening costs	—	259
Depreciation	7,544	6,238
Gain on the sale or disposal of property	(82)	(5)

Total operating expenses	105,795	93,571

Operating income	17,544	14,379
Other income (expense):
Interest income	14	80
Interest expense, net of amounts capitalized	(17,391)	(17,020)

Income (loss) before income taxes	167	(2,561)
Provision for income taxes	(953)	(630)

Net loss	$(786)	$(3,191)

Net loss per common share:
Basic	$(0.03)	$(0.11)

Diluted	$(0.03)	$(0.11)

Weighted average number of shares outstanding:
Basic	28,137,030	27,960,030

Diluted	28,137,030	27,960,030

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2013	2012
Net loss	$(786)	$(3,191)
Other comprehensive income, net of tax:
Defined benefit pension plan:
Amortization of net loss(1)	10	8

Other comprehensive income	10	8

Comprehensive loss	$(776)	$(3,183)

(1)
Amounts are shown net of tax of $0 and $5 for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net loss	$(786)	$(3,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,544	6,238
Amortization of deferred financing fees and accretion of original issue discount	939	948
Bad debt expense (recovery)	6	(8)
Stock-based compensation expense	448	162
Change in fair value of acquisition related contingencies	19	—
Deferred income taxes	852	626
Gain on the sale or disposal of property	(82)	(5)
Change in operating assets and liabilities:
Accounts receivable	1,401	1,765
Other current assets	(270)	33
Accounts payable	(6,033)	(4,564)
Accrued liabilities	(14,262)	(13,137)
Other regulatory gaming assessments	(169)	(262)
Long-term compensation	(44)	115
Accrued income taxes	(74)	(310)

Net cash used in continuing operating activities	(10,511)	(11,590)
Net cash used in discontinued operating activities	(7)	(7)

Net cash used in operating activities	(10,518)	(11,597)

Cash flows from investing activities:
Increase in restricted cash	(2,795)	(1,063)
Decrease in funds held for construction project	—	13,144
Payment of Ohio video lottery terminal license fee	—	(10,000)
Proceeds from the sale of property and equipment	127	5
Reimbursement of capital expenditures from West Virginia regulatory authorities	2	307
Capital expenditures	(2,905)	(23,352)

Net cash used in investing activities	(5,571)	(20,959)

Cash flows from financing activities:
Financing cost paid	—	(157)

Cash used in financing activities	—	(157)

Net decrease in cash and cash equivalents	(16,089)	(32,713)
Cash and cash equivalents, beginning of period	115,113	85,585

Cash and cash equivalents, end of period	$99,024	$52,872

Supplemental disclosure of cash flow information:
Interest paid	$32,838	$32,488

Income taxes paid	$175	$314

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

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

        There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

        ASC 820 requires fair value measurements be classified and disclosed in one of the following categories:

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

        Acquisition-related contingent considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to shareholders of Scioto Downs under certain earn-out provisions. We consider the acquisition related contingency's fair value measurement to be Level 3 within the fair value hierarchy.

        The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$43,312	$—	$—	$43,312

Total assets	$43,312	$—	$—	$43,312

Liabilities
Acquisition-related contingent considerations	$—	$—	$542	$542

Total liabilities	$—	$—	$542	$542

	December 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$43,301	$—	$—	$43,301

Total assets	$43,301	$—	$—	$43,301

Liabilities
Acquisition-related contingent considerations	$—	$—	$517	$517

Total liabilities	$—	$—	$517	$517

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—FAIR VALUE MEASUREMENTS (Continued)

        The following table represents the change in acquisition-related contingent consideration liabilities during the three months ended March 31, 2013:

Balance as of December 31, 2012	$517
Amortization of present value discount(1)	19
Fair value adjustment for change in consideration expected to be paid(2)	6
Settlements	—

Balance as of March 31, 2013	$542

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheet.

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of our 11.5% Senior Secured Second Lien Notes was $592.1 million at March 31, 2013 compared to a carrying value of $557.2 million at March 31, 2013. The fair value of our 11.5% Senior Secured Second Lien Notes was $609.9 million at December 31, 2012 compared to a carrying value of $556.7 million at December 31, 2012. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

NOTE 3—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. At December 31, 2012, we obtained independent appraisals for our non-operating properties and determined that no adjustments to the carrying values were necessary. No developments have occurred subsequent to these appraisals that would indicate that impairment recognition is necessary. Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of March 31, 2013. These properties are included in non-operating real properties in our consolidated balance sheets as of March 31, 2013 and December 31, 2012.

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

        We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized during the three months ended March 31, 2013 and 2012 was $0.4 million and $0.2 million, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations.

        Nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") are approved by the Compensation Committee of the Board of Directors and are granted to executive officers, certain key employees and nonemployee

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

members of the Board of Directors ("BOD") as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan"). Stock Options primarily vest ratably over three years and RSUs granted to employees primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company. The Performance Awards relate to the achievement of differing levels of performance (as defined) and are measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one or two-year Performance Period depending upon the award agreement. If the Performance Award levels are achieved, the awards earned will vest and become payable at the end of the Vesting Period, defined as either a one or two calendar year period following the Performance Period.

        On January 25, 2013, the Compensation Committee of the Board of Directors approved the grant of 216,800 Stock Options and 163,768 RSUs to executive officers, certain key employees and nonemployee members of the BOD, as further discussed below. In addition, Performance Awards totaling $0.7 million were granted to executive officers and certain key employees with a Performance Period of two years and a Vesting Period of one calendar year period following the Performance Period.

        As of March 31, 2013, we have approximately $2.0 million of unrecognized incentive compensation expense related to Performance Awards that is expected to be recognized over a weighted-average period of approximately 1.73 years.

        During the first quarter of 2013, in accordance with the applicable guidance, the Company recognized a one-time reversal of $0.1 million in stock-compensation expense as a result of the update of forfeiture assumptions on outstanding equity awards and $0.3 million in expense associated with unvested Performance Awards of our President and Chief Executive Officer ("CEO"), who announced his resignation on March 27, 2013. Our CEO will continue in his current capacity, for a reasonable period of time, while the Board of Directors conducts its interview process for a new CEO. The CEOs unvested equity awards will forfeit upon his departure upon the terms of the underlying award agreements.

        A summary of the Stock Option activity for the three months ended March 31, 2013 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2012	1,143,900	$2.04–16.27	$4.59	7.10	$1.4
Granted	216,800	3.94	3.94
Exercised	—	—	—
Expired	—	—	—
Forfeited	—	—	—

Outstanding—March 31, 2013	1,360,700	$2.04–$16.27	$4.49	7.33	$0.9

Exercisable at March 31, 2013	752,696	$2.04–$16.27	$5.69	5.98	$0.6

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2013 was $2.64 per share.

        As of March 31, 2013, there was $0.8 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of approximately 2.21 years.

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the three months ended March 31, 2013:

Assumptions:
Expected dividend yield(1)	N/A
Expected stock price volatility(2)	77.4%
Risk-free interest rates(3)	1.36%
Expected term of options (in years)(4)	6.00

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

        A summary of the RSU activity for the three months ended March 31, 2013 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2012	300,036	$2.35	1.65	$1.3
Granted	163,768	3.94
Vested	(106,369)	3.64
Forfeited	—	—

Unvested outstanding as of March 31, 2013	357,435	$2.69	2.09	$1.2

        As of March 31, 2013, we had approximately $0.4 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 2.09 years.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EARNINGS PER SHARE

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

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31
	2013	2012
	(dollars in thousands, except per share amounts)
Net loss	$(786)	$(3,191)
Shares outstanding:
Weighted average shares outstanding	28,137,030	27,960,030
Effect of diluted securities	—	—

Diluted shares outstanding	28,137,030	27,960,030

Net loss per common share:
Basic	$(0.03)	$(0.11)

Diluted	$(0.03)	$(0.11)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three months ending March 31 because their effect would be anti-dilutive.

	Three Months Ended March 31
	2013	2012
Weighted-average stock options outstanding	1,252,300	984,350
Weighted-average restricted stock units outstanding	328,736	285,569

	1,581,036	1,269,919

NOTE 6—INCOME TAXES

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—INCOME TAXES (Continued)

        The income tax provision for the three months ended March 31, 2013 and 2012 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. The increase in the valuation allowance for the three months ended March 31, 2013 and 2012 was $0.9 million and $0.6 million, respectively.

        There were no material changes to unrecognized tax benefits during the three months ended March 31, 2013.

        The Company and its subsidiaries file a consolidated US federal income tax return and consolidated and separate income tax returns in various state and local jurisdictions. We are no longer subject to US federal or state and local income tax examinations by tax authorities for years before 2004.

NOTE 7—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
11.5% Senior Secured Second Lien Notes (net of unamortized discount of $13,419 and $13,948 in 2013 and 2012, respectively)	$557,245	$556,716

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 million 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

        The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1, 2012 and August 1, 2012 were satisfied in cash and PIK Notes, resulting in the issuance of $5.6 million of additional Notes during 2012, increasing the total Notes outstanding to $570.7 million. We satisfied our February 1, 2013 interest payment entirely in cash and have also elected to pay our August 1, 2013 interest payment entirely in cash.

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

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of March 31, 2013 or December 31, 2012.

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

        The Credit Facility requires the Company to comply with certain financial covenants, including, maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of March 31, 2013, the Company was in compliance with the required covenants.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss is limited to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss as of March 31, 2013 is as follows:

Defined benefit pension plans(1)
(in thousands)
Beginning balance	$(341)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	10

Net current-period other comprehensive loss	10

Ending balance	$(331)

(1)
All amounts are after income tax but are $0 in 2013 after consideration of related valuation allowance.

        Amounts reclassified from accumulated other comprehensive loss are limited to the amortization of actuarial losses, which are a component of net periodic benefit cost. These reclassifications are included as a component of general and administrative expense in the accompanying consolidated statement of operations.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        Scioto Downs, Inc., in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. The Ohio Supreme Court may elect to not hear the appeal.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at December 31, 2012 and December 31, 2011. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at March 31, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court and on April 8, 2013 we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court and are preparing to file an appeal with the Supreme Court of Pennsylvania.

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we were advised by the PaDEP that we were not released from our liability and responsibility under the Consent Order. We also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in 2014. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has been accrued in our consolidated balance sheet at March 31, 2013.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2013 and December 31, 2012 was $5.6 million and $5.8 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. During the three months ended March 31, 2013, decreases to our total estimated liability of $0.1 million were recorded and recognized in gaming operating expenses. The Company paid approximately $0.1 million during the three months ended March 31, 2013.

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

  •
  the other factors set forth in Part I, Items 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Mountaineer currently operates 2,054 slot machines, 12 poker tables and 39 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 1,720 slot machines, 9 poker tables and 37 casino table games. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs currently operates 2,106 VLTs and offers live harness horse racing from May through September, operating 75 live racing days and year-round pari-mutuel wagering. Prior to the opening of the VLT facility, Scioto Downs' pari-mutuel wagering was restricted to the months of May through October pursuant to a previous agreement with Beulah Park, which limited the offering of pari-mutuel wagering to the months in which live racing was offered. Upon the opening of the VLT facility in June 2012, this agreement expired and Scioto Downs now offers year-round simulcasting.

Property Development:

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in the latter part of 2013 or early 2014.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our property results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the three months ended March 31, 2013, our property slot win percentage is in the range of 7% to 9% of slot handle, and our table game win percentage is in the range of 20% to 22% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the three months ended March 31, 2013, our property daily net win per slot is in the range of $178 to $216, and for Presque Isle Downs and Mountaineer our daily net win per table is $921 and $1,218, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure Mountaineer's hotel volume and efficiency. For the three months ended March 31, 2013, our ADR was $77 excluding complimentary rooms and $45 including complimentary rooms. RevPAR for the three months ended March 31, 2013 was approximately $38, including complimentary rooms.

Financial Summary:

        The significant factors affecting our results for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, were:

  •
  The increase in net revenues of $15.4 million for the three months ended March 31, 2013, compared to the prior year period, was primarily due to the opening of our gaming facility at Scioto Downs, offset in part by decreases in net revenues at Presque Isle Downs and Mountaineer.

  •
  Despite a strong first quarter of consolidated revenue growth driven by Scioto Downs, all our gaming facilities experienced the impact that general macroeconomic conditions, such as, higher payroll taxes and gas prices as well as delayed income tax refunds, had on consumers. We believe many of these impacts to be timing related and began to see some improvements in March.

  •
  The decreases in net revenues at our Presque Isle and Mountaineer facilities were primarily attributable to the following two factors:

  •
  Expansion of gaming in Ohio, which did not commence until the second quarter of 2012 with the opening of the Cleveland casino;

  All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks including ThistleDown, which opened in April 2013, and Northfield Park (expected to open in December 2013), which are both located in the Cleveland area, and the potential relocation of a racetrack to Austintown, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at our properties.

  •
  Unfavorable weather compared to prior year as Presque Isle Downs and Mountaineer facilities experienced almost double the amount of snowfall in early-2013 as compared to early-2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

        The results of operations are summarized below:

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Revenues:
Gaming	$114,769	$100,141
Pari-mutuel commissions	1,380	1,159
Food, beverage and lodging	9,488	7,874
Other	2,157	1,946

Revenues	127,794	111,120
Less promotional allowances	(4,455)	(3,170)

Net revenues	123,339	107,950

Operating expenses:
Gaming	67,221	62,126
Pari-mutuel commissions	1,852	1,564
Food, beverage, lodging	7,519	5,774
Other	1,541	1,345
Marketing and promotions	4,223	3,073
General and administrative	15,977	13,197
Project opening costs	—	259
Depreciation	7,544	6,238
Gain on the sale or disposal of property	(82)	(5)

Total operating expenses	105,795	93,571

Operating income	17,544	14,379
Interest expense, net	(17,377)	(16,940)
Provision for income taxes	(953)	(630)

Net loss	$(786)	$(3,191)

Financial results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net Revenues

        Net revenues for the three months ended March 31, 2013, comprised of $116.1 million in gaming and pari-mutuel revenues (94% of total net revenues), $11.6 million of non-gaming revenues (9% of total net revenues) less $4.4 million of promotional allowances (-3% of total net revenues), increased $15.4 million, or 14.3%, compared to net revenues for the three months ended March 31, 2012, comprised of $101.3 million in gaming and pari-mutuel revenues (94% of total net revenues), $9.8 million of non-gaming revenues (9% of total net revenues) less $3.2 million of promotional allowances (-3% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended March 31, 2013 of $114.8 million represents a $14.6 million, or 14.6%, increase compared to the prior year period. The increase of $14.6 million is comprised of an increase in slot revenue of $18.7 million, offset by a decrease in table gaming and poker revenue of $3.6 million and $0.5 million, respectively. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs, which provided incremental gaming revenue of $33.7 million, offset by decreases at Presque Isle Downs and Mountaineer of $8.7 million and $6.3 million, respectively, due to continued competitive pressures principally from expansion of gaming in Ohio in 2012, as well as, current year impacts of weather compared to the unseasonably warm weather in 2012. The decrease in table gaming and poker revenue at our Mountaineer and Presque Isle Downs facilities were due to the same factors impacting our slot revenues.

        Gaming revenue at Mountaineer decreased by $8.3 million, or 15.5%, to $45.4 million for the three months ended March 31, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $6.3 million, $1.8 million and $0.2 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $10.8 million, or 23.2%, to $35.6 million for the three months ended March 31, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $8.7 million, $1.9 million and $0.2 million, respectively.

        Gaming revenue at Scioto Downs, which opened in June 2012, provided incremental revenue of $33.7 million for the three months ended March 31, 2013.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended March 31, 2013 of $1.4 million represents a $0.2 million, or 19.1%, increase compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs increased by $0.4 million for the three months ended March 31, 2013, compared to the prior year period. The increase is due to year-round simulcasting now being offered at Scioto Downs.

        Pari-mutuel commissions at Mountaineer and Presque Isle Downs decreased slightly to $0.8 million and $0.2 million, respectively, for the three months ended March 31, 2013, compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended March 31, 2013 of $9.5 million represents a $1.6 million, or 20.5%, increase compared to the prior year period. The increase was primarily attributable to the opening of various dining amenities upon the opening of our gaming facility at Scioto Downs, partially offset by a decrease at Mountaineer, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.7 million, or 12.3%, to $4.7 million for the three months ended March 31, 2013, compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs remained relatively flat at $2.5 million for the three months ended March 31, 2013, compared to the prior year period.

        Food and beverage revenue at Scioto Downs provided incremental revenue of $2.3 million for the three months ended March 31, 2013.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended March 31, 2013 of $2.1 million represent a $0.2 million, or 10.8%, increase compared to the prior year period. The increase is comprised primarily of a $0.8 million increase at our Scioto Downs property, which is primarily attributed to increased retail sales and commissions earned from check cashing and ATM services due to the new gaming facility, offset by decreases of $0.4 million and $0.2 million, respectively, at Mountaineer and Presque Isle Downs due to a decrease in commissions earned from check cashing and ATM services as a result of decreased patron traffic.

Promotional Allowances

        Promotional allowances increased by $1.3 million, or 40.5%, to $4.5 million for the three months ended March 31, 2013, compared to the prior year period. The increase was primarily attributable to Scioto Downs, which provided promotional allowances of $1.2 million for the three months ended March 31, 2013.

Operating Expenses

Gaming

        Gaming expense for the three months ended March 31, 2013 of $67.2 million represents a $5.1 million, or 8.2%, increase compared to the prior year period. The increase of $5.1 million is comprised of an increase in gaming taxes and assessments of $4.2 million and other gaming operating costs of $0.9 million. The increase in gaming taxes during the first quarter of 2013 is consistent with the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 51.3% for the three months ended March 31, 2013, compared to 54.6% for the prior year period, largely due to a lower effective tax rate of 42.5% on slots revenue at our facility at Scioto Downs. Our gaming taxes and assessments as a percentage of gaming revenue for the three months ended March 31, 2013 were 54.3% and 55.8%, respectively, at Mountaineer and Presque Isle Downs.

Pari-Mutuel

        Pari-mutuel expense of $1.9 million represents a $0.3 million, or 18.4%, increase compared to the prior year period. The increase was primarily attributable to Scioto Downs which did not provide simulcasting during the first quarter of 2012.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $1.7 million, or 30.2%, to $7.5 million for the three months ended March 31, 2013, compared to the prior year period. The increase was attributable to increased costs at Scioto Downs of $2.0 million, partially offset by a decrease at Mountaineer which was consistent with their decline in revenues. Our gross profit margin for the three months ended March 31, 2013 decreased to 20.8% from 26.7% in the same period prior year. The gross profit margin was primarily impacted by lower revenues and increased food costs at our Mountaineer and Scioto Downs properties.

Other

        Other expense increased by $0.2 million, or 14.6%, to $1.5 million for the three months ended March 31, 2013, compared to the prior year period. The increase was primarily related to the increase in other revenues at Scioto Downs.

Marketing and Promotions

        Marketing and promotions expense increased by $1.1 million, or 37.4%, to $4.2 million for the three months ended March 31, 2013, compared to the prior year period. The increase was due to incremental marketing costs at our Scioto Downs facility since the opening in June 2012.

General and Administrative

        General and administrative expense increased by $2.8 million, or 21.1%, to $16.0 million for the three months ended March 31, 2013, compared to the period year period. The increase was primarily attributable to an increase in general and administrative costs at Scioto Downs due to increased staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new gaming facility.

Project Opening Costs

        Project opening costs decreased by $0.3 million for the three months ended March 31, 2013, compared to the prior year period. The costs for the three months ended March 31, 2012 were related to the opening of our Scioto Downs gaming facility and were comprised of direct salaries and wages, legal and consulting fees, utilities and advertising.

Depreciation

        Depreciation expense increased by $1.3 million, or 20.9%, to $7.5 million for the three months ended March 31, 2013, compared to the prior year period. The increase was attributable to a $3.2 million increase in depreciation at Scioto Downs from the completion of the gaming facility, offset by a decrease of $1.3 million at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $0.6 million decrease at Mountaineer due to the aging of certain assets.

Interest Expense, net

        Interest expense, net increased by $0.4 million, or 2.6%, to $17.4 million for the three months ended March 31, 2013, compared to the prior year period. The increase was due in part to additional interest expense incurred as a result of the issuance of $5.6 million in additional PIK interest Notes in 2012. The increase was also due to $0.3 million of capitalized interest incurred in the prior year period related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest during the three months ended March 31, 2013.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $1.0 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, and was largely the result of increases in our valuation allowance.

Property Adjusted EBITDA

        Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. This non-GAAP financial measure has limitations as an analytical tool, should not be viewed as a substitute for net revenues determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding the Company's ongoing operating results.

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$49,762	$58,975
Presque Isle Downs & Casino	37,606	48,876
Scioto Downs	35,971	78
Corporate	—	21

Net revenues	$123,339	$107,950

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Adjusted EBITDA:
Mountaineer Casino, Racetrack & Resort	$8,300	$12,760
Presque Isle Downs & Casino	6,270	10,835
Scioto Downs	12,950	(732)
Corporate expenses	(2,563)	(2,384)

Consolidated Adjusted EBITDA	$24,957	$20,479

Mountaineer Casino, Racetrack & Resort:
Net income	$6,080	$9,960
Interest income	(2)	—
Depreciation	2,232	2,805
Gain on the sale or disposal of property	(10)	(5)

Adjusted EBITDA	$8,300	$12,760

Presque Isle Downs & Casino:
Net income	$3,900	$7,146
Interest income & capitalized interest	(1)	(24)
Provision for income taxes	621	627
Depreciation	1,871	3,219
Other regulatory gaming assessments	(49)	(133)
Gain on the sale or disposal of property	(72)	—

Adjusted EBITDA	$6,270	$10,835

Scioto Downs:
Net income (loss)	$9,167	$(705)
Interest expense (capitalized interest)	19	(228)
Provision for income taxes	332	—
Depreciation	3,432	201

Adjusted EBITDA	$12,950	$(732)

Corporate:
Net loss	$(19,933)	$(19,592)
Interest expense, net of interest income	17,361	17,192
Provision for income taxes	—	3
Depreciation	9	13

Adjusted EBITDA	$(2,563)	$(2,384)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(786)	$(3,191)
Interest expense, net of interest income and capitalized interest	17,377	16,940
Provision for income taxes	953	630
Depreciation	7,544	6,238
Other regulatory gaming assessments	(49)	(133)
Gain on the sale or disposal of property	(82)	(5)

Consolidated Adjusted EBITDA	$24,957	$20,479

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

  •
  Mountaineer's Adjusted EBITDA decreased $4.5 million, or 35.0%, to $8.3 million for the three months ended March 31, 2013. The decrease of $4.5 million was primarily due a decrease in gross margin from gaming operations of $3.7 million and a decrease in food, beverage and lodging margin of $0.5 million.

  •
  Presque Isle Downs' Adjusted EBITDA decreased $4.6 million, or 42.1%, for the three months ended March 31, 2013. The decrease was primarily due to a decrease in gross margin from gaming operations of $4.6 million.

  •
  Scioto Downs' Adjusted EBITDA increased $13.7 million for the three months ended March 31, 2013. The increase of $13.7 million was due to the opening of the new gaming facility in June 2012.

  •
  Corporate Adjusted EBITDA loss increased $0.2 million, or 7.5%, for the three months ended March 31, 2013. The increase was primarily due to an increase in general and administrative expenses of $0.1 million primarily due to increases in compensation related costs under our long-term incentive plan.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At March 31, 2013, our cash and cash equivalents, excluding restricted cash, totaled $99.0 million. As of March 31, 2013, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $10.2 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At March 31, 2013, we had total debt in the aggregate principal amount of $557.2 million; net of discounts, all of which was secured, and cash collateralized letters of credit of approximately $0.2 million. At March 31, 2013, there were no borrowings under the $20 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the remaining licensing of $25 million and capital investment requirements of our gaming facility at Scioto Downs.

        We cannot assure you that estimates of our liquidity needs are accurate or that any new business developments or other unforeseen events will not occur. If any of these events occur, it may require additional liquidity to continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, equity offerings or a combination of potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us or available to us on terms which are acceptable, at such time.

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Cash flow summary
Net cash used in operating activities	$(10.5)	$(11.6)
Net cash used in investing activities	(5.6)	(21.0)
Cash used in financing activities	—	(0.1)

Net decrease in cash and cash equivalents	$(16.1)	$(32.7)

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash used in operating activities approximated $10.5 million during the three months ended March 31, 2013 compared to net cash used in operating activities of $11.6 million during the three months ended March 31, 2012. Current period non-cash expenses included in operating activities of $9.7 million consist primarily of $8.5 million of depreciation and amortization. In 2012, non-cash expenses of $8.0 million included depreciation and amortization of $7.2 million. Additionally, net cash used in operating activities included changes in operating assets and liabilities of approximately $19.5 million and $16.4 million during the three months ended March 31, 2013 and 2012, respectively.

Investing Cash Flow

        Net cash used in investing activities was $5.6 million during the three months ended March 31, 2013, comprised primarily of capital expenditures of $2.9 million and an increase in restricted cash of $2.8 million due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs. During the three months ended March 31, 2012, net cash used in investing activities was $21.0 million, comprised principally of capital expenditures of $23.4 million, primarily related to the construction of Scioto Downs gaming facility and the payment of the Ohio video lottery terminal license fee of $10 million, offset by the use of funds held for construction in the amount of $13.1 million.

Financing Cash Flow

        There was no cash used in financing activities during the three months ended March 31, 2013. Cash used in financing activities was $0.1 million during the three months ended March 31, 2012, which included the payment of financing costs of $0.1 million.

        During the three months ended March 31, 2012, cash flows from operating and financing activities excludes the portion of the interest payable on the Senior Secured Second Lien Notes that was satisfied with PIK Interest on February 1, 2012, resulting in the issuance of additional Notes of $2.8 million.

Capital Expenditures

        During the three months ended March 31, 2013, additions to property and equipment and other capital projects aggregated $2.8 million, which included casino renovations, other maintenance related expenditures at Mountaineer; new slot machines and other gaming equipment at Mountaineer and Presque Isle Downs and grandstand clubhouse renovations at Scioto Downs.

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period. During the three months ended March 31, 2013, we expended approximately $0.3 million on qualifying capital purchases. As of March 31, 2013, we have expended a total of $111.9 million of the required $125.0 million, on qualifying capital expenditures. The project also included certain other development related expenditures, which are not included in the $111.9 million above, for which a determination has not been made as to whether any such costs will be included in satisfying the investment requirement.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. In July 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the three months ended March 31, 2013, Mountaineer did not make any purchases that qualified for reimbursement under the modernization fund. As of March 31, 2013, approximately $1.4 million of the initial $3.7 million allocated to Mountaineer remains available, and we anticipate we will be able to receive these funds through qualifying capital expenditures to be made prior to the fiscal year 2011 modernization fund's expiration in June 2013. Additionally, we have received notification from the West Virginia Lottery Commission that Mountaineer is now eligible for another estimated $3.7 million of reimbursement from the modernization fund, which will be effective for the period July 1, 2012 through June 30, 2014.

        We anticipate spending up to a total of approximately $16.5 million during the remainder of 2013 on capital expenditures.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at March 31, 2013.

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

        The Credit Facility contains a number of customary covenants and certain financial covenants, including, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. Capital expenditures are also limited to $25.0 million per annum, with carryover provisions (as defined), throughout the term of the Credit Facility.

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

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest will be payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1 and August 1, 2012 were satisfied in cash and PIK Notes, as defined in the Indenture. As a result, in aggregate, additional Notes of $5.6 million were issued, increasing the total Notes outstanding to $570.7 million. We have satisfied our February 1, 2013 interest payment entirely in cash and have not elected the PIK interest option for our August 1, 2013 interest payment.

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

Contractual Obligations

        There have been no material changes during the three months ended March 31, 2013 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2013 is $5.6 million. The Company paid approximately $0.1 million during the three months ended March 31, 2013.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 9 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that there have been no material changes since December 31, 2012. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of March 31, 2013. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2012).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At March 31, 2013, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $592.1 million at March 31, 2013.

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

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio. Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed on February 20, 2012 and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. The Ohio Supreme Court may elect to not hear the appeal.

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is manager by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs, Inc. alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the consolidated balance sheets at March 31, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at March 31, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court and on April 8, 2013 we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court and are preparing to file an appeal with the Supreme Court of Pennsylvania.

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

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 15 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the three months ended March 31, 2013.

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

Date: May 7, 2013	MTR GAMING GROUP, INC.
	By:	/s/ JEFFREY J. DAHL Jeffrey J. Dahl PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
31.1	Certification of Jeffrey J. Dahl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey J. Dahl in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document