Form 10-Q
period 2013-06-30
MTR GAMING GROUP INC
filed 2013-08-06
CIK 834162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,922,965
Outstanding at August 2, 2013

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30 2013	December 31 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,897	$115,113
Restricted cash	6,541	4,088
Accounts receivable, net of allowance for doubtful accounts of $216 in 2013 and $350 in 2012	4,261	3,934
Amounts due from West Virginia Lottery Commission	—	17
Inventories	4,342	4,305
Deferred financing costs	1,642	1,642
Prepaid expenses and other current assets	8,807	5,582

Total current assets	121,490	134,681
Property and equipment, net	380,010	387,015
Other intangible assets	136,114	136,094
Deferred financing costs, net of current portion	7,587	8,407
Deposits and other	1,908	1,908
Non-operating real property	10,789	10,789
Assets of discontinued operations	181	181

Total assets	$658,079	$679,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,174	$3,719
Accounts payable—gaming taxes and assessments	7,258	11,077
Accrued payroll and payroll taxes	5,998	5,776
Accrued interest	27,344	27,369
Accrued income taxes	203	743
Other accrued liabilities	18,278	13,579
Construction project and equipment liabilities	10	481
License fee payable	—	25,000
Deferred income taxes	1,472	1,472
Liabilities of discontinued operations	116	123

Total current liabilities	63,853	89,339
Long-term debt	557,775	556,716
Other regulatory gaming assessments	4,839	5,319
Long-term compensation	566	871
Deferred income taxes	14,324	12,620
Other long-term liabilities	493	517

Total liabilities	641,850	665,382

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	64,737	63,822
Accumulated deficit	(48,412)	(50,012)
Accumulated other comprehensive loss	(320)	(341)

Total stockholders' equity of MTR Gaming Group, Inc.	16,005	13,469
Non-controlling interest of discontinued operations	224	224

Total stockholders' equity	16,229	13,693

Total liabilities and stockholders' equity	$658,079	$679,075

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues:
Gaming	$119,186	$107,503	$233,955	$207,644
Pari-mutuel commissions	3,419	3,364	4,799	4,523
Food, beverage and lodging	10,808	8,786	20,296	16,660
Other	3,634	2,612	5,791	4,558

Total revenues	137,047	122,265	264,841	233,385
Less promotional allowances	(4,707)	(3,148)	(9,162)	(6,318)

Net revenues	132,340	119,117	255,679	227,067

Operating expenses:
Costs of operating departments:
Gaming
Operating	69,265	65,309	136,535	127,568
Other regulatory assessments	(214)	(59)	(263)	(192)
Pari-mutuel commissions	3,376	3,351	5,228	4,915
Food, beverage and lodging	8,276	6,734	15,795	12,508
Other	2,299	1,893	3,840	3,238
Marketing and promotions	5,113	3,708	9,336	6,781
General and administrative	16,533	15,123	32,510	28,320
Project-opening costs	—	2,237	—	2,496
Depreciation	7,547	5,861	15,091	12,099
(Gain) loss on the sale or disposal of property	(11)	1	(93)	(4)

Total operating expenses	112,184	104,158	217,979	197,729

Operating income	20,156	14,959	37,700	29,338
Other income (expense):
Interest income	8	54	22	134
Interest expense	(17,392)	(16,395)	(34,783)	(33,415)

Income (loss) from continuing operations before income taxes	2,772	(1,382)	2,939	(3,943)
Provision for income taxes	(386)	(718)	(1,339)	(1,348)

Income (loss) from continuing operations	2,386	(2,100)	1,600	(5,291)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(255)	—	(255)
Benefit for income taxes	—	—	—	—

Loss from discontinued operations	—	(255)	—	(255)

Net income (loss)	$2,386	$(2,355)	$1,600	$(5,546)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.08	$(0.08)	$0.06	$(0.19)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$0.08	$(0.09)	$0.06	$(0.20)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.08	$(0.08)	$0.06	$(0.19)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$0.08	$(0.09)	$0.06	$(0.20)

Weighted-average number of shares outstanding:
Basic	28,179,851	27,984,595	28,159,131	27,972,318

Diluted	28,456,713	27,984,595	28,501,793	27,972,318

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$2,386	$(2,355)	$1,600	$(5,546)
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Amortization of net actuarial loss(1)	11	8	21	16

Other comprehensive income	11	8	21	16

Comprehensive income (loss)	$2,397	$(2,347)	$1,621	$(5,530)

(1)
Amounts are shown net of tax of $0 and $5 for the three months ended June 30, 2013 and 2012 and $0 and $10 for the six months ended June 30, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,600	$(5,546)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,091	12,099
Amortization of deferred financing fees and accretion of original issue discount	1,879	1,888
Bad debt expense (recovery)	41	(4)
Stock-based compensation expense	621	676
Change in fair value of acquisition related contingencies	39	—
Deferred income taxes	1,704	1,365
Gain on the sale or disposal of property	(93)	(4)
Change in operating assets and liabilities:
Accounts receivable	(351)	(183)
Other current assets	(3,262)	(2,169)
Accounts payable	(4,341)	1,213
Accrued liabilities	4,311	4,747
Other regulatory gaming assessments	(503)	(450)
Long-term compensation	125	259
Accrued income taxes	(540)	(384)

Net cash provided by continuing operating activities	16,321	13,507
Net cash (used in) provided by discontinued operating activities	(7)	228

Net cash provided by operating activities	16,314	13,735

Cash flows from investing activities:
Increase in restricted cash	(2,453)	(1,281)
Decrease in funds held for construction project	—	97,633
Payment of Ohio video lottery terminal license fee	(25,000)	(25,000)
Proceeds from the sale of property and equipment	147	5
Reimbursement of capital expenditures from West Virginia regulatory authorities	1,826	347
Capital expenditures	(10,383)	(77,288)

Net cash used in investing activities	(35,863)	(5,584)

Cash flows from financing activities:
Financing cost paid	—	(157)
Proceeds from exercise of stock options	564	—
Purchase and retirement of treasury stock	(231)	—

Net cash provided by (used in) financing activities	333	(157)

Net (decrease) increase in cash and cash equivalents	(19,216)	7,994
Cash and cash equivalents, beginning of period	115,113	85,585

Cash and cash equivalents, end of period	$95,897	$93,579

Supplemental disclosure of cash flow information:
Interest paid	$32,889	$29,690

Income taxes paid	$175	$314

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

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Acquisition-related contingent considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former shareholders of Scioto Downs under certain earn-out provisions. We consider the acquisition related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy.

        The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$28,320	$—	$—	$28,320

Total assets	$28,320	$—	$—	$28,320

Liabilities
Acquisition-related contingent considerations	$—	$—	$576	$576

Total liabilities	$—	$—	$576	$576

	December 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$43,301	$—	$—	$43,301

Total assets	$43,301	$—	$—	$43,301

Liabilities
Acquisition-related contingent considerations	$—	$—	$517	$517

Total liabilities	$—	$—	$517	$517

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—FAIR VALUE MEASUREMENTS (Continued)

        The following table represents the change in acquisition-related contingent consideration liabilities during the six months ended June 30, 2013 (in thousands):

Balance as of December 31, 2012	$517
Amortization of present value discount(1)	39
Fair value adjustment for change in consideration expected to be paid(2)	20
Settlements	—

Balance as of June 30, 2013	$576

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheet.

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of our 11.5% Senior Secured Second Lien Notes was $596.3 million at June 30, 2013 compared to a carrying value of $557.8 million at June 30, 2013. The fair value of our 11.5% Senior Secured Second Lien Notes was $609.9 million at December 31, 2012 compared to a carrying value of $556.7 million at December 31, 2012. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

NOTE 3—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. At December 31, 2012, we obtained independent appraisals for our non-operating properties and determined that no adjustments to the carrying values were necessary. No developments have occurred subsequent to these appraisals that would indicate that impairment recognition is necessary. Although we continue to market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months, except as further disclosed. As such, these properties are not classified as held-for-sale as of June 30, 2013. We are currently in preliminary negotiations to sell parcels of land with carrying values totaling $2.3 million. As the terms have not been finalized, consummation of a sale of this property is not yet probable. Accordingly, we have not classified this land as held-for-sale. These properties are included in non-operating real properties in our consolidated balance sheets as of June 30, 2013 and December 31, 2012.

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

        We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized during the three and six months ended June 30, 2013 was $0.2 million and $0.6 million, and for the three and six months ended June 30, 2012 was $0.5 million and $0.7 million, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        Nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") are approved by the Compensation Committee of the Board of Directors and are granted to executive officers, certain key employees and nonemployee members of the Board of Directors ("BOD") as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan"). Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company. The Performance Awards relate to the achievement of defined levels of performance and are generally measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one or two-year Performance Period depending upon the award agreement. If the Performance Award levels are achieved, the awards earned will vest and become payable at the end of the Vesting Period, defined as either a one or two calendar year period following the Performance Period.

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

        As of June 30, 2013, we have approximately $1.8 million of unrecognized incentive compensation expense related to Performance Awards that is expected to be recognized over a weighted-average period of approximately 1.48 years.

        During the first quarter of 2013, in accordance with the applicable guidance, the Company recognized a one-time reversal of $0.1 million in stock-compensation expense as a result of the update of forfeiture assumptions on outstanding equity awards and $0.3 million in expense associated with unvested Performance Awards of our former President and Chief Executive Officer ("CEO"), who announced his resignation on March 27, 2013. His resignation was accepted on May 27, 2013. The former CEO's unvested equity awards forfeited upon his departure pursuant to the terms of the underlying award agreements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the Stock Option activity for the six months ended June 30, 2013 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2012	1,143,900	$2.04–$16.27	$4.59	7.10	$1.4
Granted	216,800	3.94	3.94
Exercised	(259,449)	2.04–2.44	2.17
Expired	(86,000)	8.00	8.00
Forfeited	(163,251)	2.32–3.94	2.92

Outstanding—June 30, 2013	852,000	$2.32–$16.27	$5.14	7.31	$0.5

Exercisable at June 30, 2013	442,943	$2.32–$16.27	$7.26	5.81	$0.2

        The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2013 was $2.64 per share.

        As of June 30, 2013, there was $0.7 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of approximately 2.01 years.

        Cash received from the exercise of stock options was $0.5 million for the six months ended June 30, 2013. There were no stock option exercises during the six months ended June 30, 2012. The Company did not recognize a tax benefit from the stock option exercises as the Company is in a net operating loss carryforward position.

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the six months ended June 30, 2013:

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the RSU activity for the six months ended June 30, 2013 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2012	300,036	$2.35	1.65	$1.3
Granted	163,768	3.94
Vested	(131,370)	3.30
Forfeited	(91,000)	2,70

Unvested outstanding as of June 30, 2013	241,434	$2.78	1.94	$0.8

        As of June 30, 2013, we had approximately $0.4 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.94 years.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EARNINGS PER SHARE (Continued)

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Net income (loss) from continuing operations	$2,386	$(2,100)	$1,600	$(5,291)
Loss from discontinued operations	—	(255)	—	(255)

Net income (loss) available to common stockholders	$2,386	$(2,355)	$1,600	$(5,546)

Shares outstanding:
Weighted average shares outstanding	28,179,851	27,984,595	28,159,131	27,972,318
Effect of diluted securities	276,862	—	342,662	—

Diluted shares outstanding	28,456,713	27,984,595	28,501,793	27,972,318

Basic net income (loss) per common share:
Continuing operations	$0.08	$(0.08)	$0.06	$(0.19)
Discontinued operations	—	(0.01)	—	(0.01)

Basic net income (loss) per common share	$0.08	$(0.09)	$0.06	$(0.20)

Diluted net income (loss) per common share:
Continuing operations	$0.08	$(0.08)	$0.06	$(0.19)
Discontinued operations	—	(0.01)	—	(0.01)

Diluted net income (loss) per common share	$0.08	$(0.09)	$0.06	$(0.20)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three and six months ending June 30 because their effect would be anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Weighted-average stock options outstanding	452,600	1,167,900	433,600	1,167,900
Weighted-average restricted stock units outstanding	63,250	318,369	31,625	318,369

	515,850	1,486,269	465,225	1,486,269

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

        The income tax provision for the three and six months ended June 30, 2013 and 2012 results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision for the six months ended June 30, 2013 also includes a state/local income tax provision of $0.2 million, offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits, further discussed below.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. The increase in the valuation allowance for the six months ended June 30, 2013 and 2012 was $1.7 million and $1.4 million, respectively.

        During the six months ended June 30, 2013, the Company released unrecognized tax benefits of $0.6 million, which included $0.2 million of accrued interest, as a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. At June 30, 2013, no unrecognized tax benefits remain. The company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated US federal income tax return and consolidated and separate income tax returns in various state and local jurisdictions. We are no longer subject to US federal or state and local income tax examinations by tax authorities for years before 2004.

NOTE 7—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
11.5% Senior Secured Second Lien Notes (net of unamortized discount of $12,889 and $13,948 in 2013 and 2012, respectively)	$557,775	$556,716

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

        The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment paid on August 1, 2013, interest was payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1, 2012 and August 1, 2012 were satisfied in cash and PIK Notes, resulting in the issuance of $5.6 million of additional Notes during 2012, increasing the total Notes outstanding to $570.7 million. We satisfied our February 1, 2013 and August 1, 2013 interest payments entirely in cash.

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

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of June 30, 2013 or December 31, 2012.

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

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

coverage ratios and minimum consolidated EBITDA amounts. As of June 30, 2013, the Company was in compliance with the required covenants.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss as of June 30, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$(341)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss(1)	21

Net current-period other comprehensive loss	21

Balance as of June 30, 2013	$(320)

(1)
Amounts are presented after income tax, including consideration of related valuation allowance. No net tax benefit was recognized in 2013.

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

        Scioto Downs, in order to protect its right to video lottery terminal ("VLT") gaming, successfully intervened in a lawsuit challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Dispositive motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter as a companion case to another matter that is before the court.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at June 30, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and, on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

Regulatory Gaming Assessments

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Relief Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Relief Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.0 million, which has been accrued in our consolidated balance sheet at June 30, 2013.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2013 and December 31, 2012 was $5.3 million and $5.8 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. During the three and six months ended June 30, 2013, decreases to our total estimated liability as a result of changes in the forecasted assumptions utilized in the model of $0.2 million and $0.3 million, respectively, were recorded and recognized in gaming operating expenses. The Company paid approximately $0.2 million during the six months ended June 30, 2013.

Other Regulatory Updates

        On June 30, 2013, House Bill 59 was signed into law by the Governor of Ohio and will become effective on September 30, 2013. The bill restated a previous statute requiring, absent an agreement between the VLT sales agent and the applicable horsemen's association, the VLT sales agents must fund not less than 9% nor more than 11% of the VLT gross revenue for the benefit of the horse racing industry in Ohio. The bill specified that the percentage to be paid to the horsemen shall be determined based upon capital expenditures necessary to build the VLT sales agent's facility. We are currently evaluating the application of this new law and impact, if any, to our results of operations. As previously

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, we continue to pursue an agreement with the horsemen's association, and, until such time as an agreement can be finalized, we will continue to honor our escrow agreement with the Ohio State Racing Commission to deposit 9% of our gross VLT income into an escrow account for the horsemen's benefit.

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

        Mountaineer currently operates 2,066 slot machines, 12 poker tables and 39 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

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

Property Development:

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in early 2014.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the six months ended June 30, 2013, our property slot win percentage is in the range of 7% to 9% of slot handle, and our table game win percentage is in the range of 20% to 21% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the six months ended June 30, 2013, our property daily net win per slot is in the range of $179 to $215, and for Presque Isle Downs and Mountaineer our daily net win per table is $947 and $1,320, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure Mountaineer's hotel volume and efficiency. For the six months ended June 30, 2013, our ADR was $81 excluding complimentary rooms and $46 including complimentary rooms. RevPAR for the three and six months ended June 30, 2013 was approximately $44 and $41, respectively, including complimentary rooms.

Financial Summary:

        The significant factors affecting our results for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, were:

  •
  The increase in net revenues of $13.2 million for the three months ended June 30, 2013, compared to the prior year period, was primarily due to the opening of our gaming facility at Scioto Downs, offset in part by decreases in net revenues at Presque Isle Downs and Mountaineer.

  •
  Despite a strong second quarter of consolidated revenue growth driven by Scioto Downs, all our gaming facilities experienced the continuing competitive impacts in the regional markets in which we operate, which included new competition as well as the impact of operating in a highly competitive environment as we have increased our promotional offerings at our properties in order to compete with the significant and sustained increases in promotional offers at many of our competitors. In addition, we believe that a slower than anticipated economic recovery continues to impact overall gaming results in our regional markets.

  •
  The decreases in net revenues at our Presque Isle Downs and Mountaineer facilities were primarily attributable to the following two factors:

  •
  An incremental 45 days of gaming in Ohio during 2013 compared to 2012, as the opening of the Cleveland casino did not commence until the middle of the second quarter during the prior year.

  •
  Incremental competition in Ohio with the addition of ThistleDown, which opened April 9, 2013 and is located approximately 95 miles from both our Presque Isle Downs and Mountaineer facilities. We estimate the opening had a negative impact to both of our properties slot revenues by approximately 7%-8% over the prior year.

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

        In June 2013 the Company made the remaining $25.0 million payment on the $50.0 million Scioto Downs VLT license fee.

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

        The results of continuing operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)
Revenues:
Gaming	$119,186	$107,503	$233,955	$207,644
Pari-mutuel commissions	3,419	3,364	4,799	4,523
Food, beverage and lodging	10,808	8,786	20,296	16,660
Other	3,634	2,612	5,791	4,558

Revenues	137,047	122,265	264,841	233,385
Less promotional allowances	(4,707)	(3,148)	(9,162)	(6,318)

Net revenues	132,340	119,117	255,679	227,067

Operating expenses:
Gaming	69,051	65,250	136,272	127,376
Pari-mutuel commissions	3,376	3,351	5,228	4,915
Food, beverage, lodging	8,276	6,734	15,795	12,508
Other	2,299	1,893	3,840	3,238
Marketing and promotions	5,113	3,708	9,336	6,781
General and administrative	16,533	15,123	32,510	28,320
Project opening costs	—	2,237	—	2,496
Depreciation	7,547	5,861	15,091	12,099
(Gain) loss on the sale or disposal of property	(11)	1	(93)	(4)

Total operating expenses	112,184	104,158	217,979	197,729

Operating income	20,156	14,959	37,700	29,338
Interest expense, net	(17,384)	(16,341)	(34,761)	(33,281)
Provision for income taxes	(386)	(718)	(1,339)	(1,348)

Income (loss) from continuing operations	$2,386	$(2,100)	$1,600	$(5,291)

Financial results for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Net Revenues

        Net revenues for the three months ended June 30, 2013, comprised of $122.6 million in gaming and pari-mutuel revenues (93% of total net revenues), $14.4 million of non-gaming revenues (11% of total net revenues) less $4.7 million of promotional allowances (-4% of total net revenues), increased $13.2 million, or 11.1%, compared to net revenues for the three months ended June 30, 2012, comprised of $110.9 million in gaming and pari-mutuel revenues (93% of total net revenues), $11.4 million of non-gaming revenues (10% of total net revenues) less $3.1 million of promotional allowances (-3% of total net revenues). The increase was primarily attributable to the following factors.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended June 30, 2013 of $119.2 million represents an $11.7 million, or 10.9%, increase compared to the prior year period. The increase of $11.7 million is comprised of an increase in slot revenue of $14.7 million, offset by a decrease in table gaming and poker revenue of $2.6 million and $0.4 million, respectively. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs, which provided incremental gaming revenue of $23.3 million, offset by decreases at Mountaineer and Presque Isle Downs of $4.6 million and $4.1 million, respectively, due to continued competitive pressures principally from the impact of incremental gaming in Ohio related to the 45 days of additional gaming competition from the Cleveland casino in 2013 over 2012, as well as, the opening of ThistleDown in April 2013. The decrease in table gaming and poker revenue at our Mountaineer and Presque Isle Downs facilities were due to the same factors impacting our slot revenues.

        Gaming revenue at Mountaineer decreased by $6.2 million, or 12.0%, to $45.7 million for the three months ended June 30, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $4.6 million, $1.4 million and $0.2 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $5.4 million, or 12.2%, to $39.1 million for the three months ended June 30, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $4.1 million, $1.2 million and $0.1 million, respectively.

        Gaming revenue at Scioto Downs, which opened in June 2012, provided incremental revenue of $23.3 million for the three months ended June 30, 2013.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended June 30, 2013 of $3.4 million represents a less than $0.1 million, or 1.7%, increase compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs increased by $0.2 million for the three months ended June 30, 2013, compared to the prior year period. The increase is due to year-round simulcasting now being offered at Scioto Downs as well an increase in live racing revenue from additional patron traffic due to the opening of the VLT facility.

        Pari-mutuel commissions at Mountaineer decreased by $0.1 million, or 7.6%, to $1.7 million for the three months ended June 30, 2013, compared to prior year. The decrease is due to a reduction in the number of daily races as well as competitive pressures as certain racetracks extended their racing times.

        Pari-mutuel commissions at Presque Isle Downs remained relatively flat at $0.8 million, compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended June 30, 2013 of $10.8 million represents a $2.0 million, or 23.0%, increase compared to the prior year period. The increase was primarily attributable to the opening of various dining amenities upon the opening of our gaming facility at Scioto Downs, partially offset by a decrease at Mountaineer, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.1 million, or 2.4%, to $5.1 million for the three months ended June 30, 2013, compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs remained relatively flat at $2.9 million for the three months ended June 30, 2013, compared to the prior year period.

        Food and beverage revenue at Scioto Downs provided incremental revenue of $2.1 million for the three months ended June 30, 2013.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended June 30, 2013 of $3.6 million represent a $1.0 million, or 39.1%, increase compared to the prior year period. The increase is comprised primarily of a $0.7 million increase at our Scioto Downs property, which is primarily attributed to increased retail sales and commissions earned from check cashing and ATM services due to the new gaming facility, and an increase of $0.3 million at Mountaineer primarily due to entertainment revenue from increased ticket sales on expanded concert and show offerings over the prior year.

Promotional Allowances

        Promotional allowances increased by $1.6 million, or 49.5%, to $4.7 million for the three months ended June 30, 2013, compared to the prior year period. The increase was primarily attributable to Scioto Downs, which provided promotional allowances of $1.5 million for the three months ended June 30, 2013.

Operating Expenses

Gaming

        Gaming expense for the three months ended June 30, 2013 of $69.1 million represents a $3.8 million, or 5.8%, increase compared to the prior year period. The increase of $3.8 million is comprised of an increase in gaming taxes and assessments of $2.9 million and other gaming operating costs of $0.9 million. The increase in gaming taxes during the second quarter of 2013 is consistent with the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 51.1% for the three months ended June 30, 2013, compared to 54.0% for the prior year period, largely due to a lower effective tax rate of 42.5% on slot revenue at our Scioto Downs facility. Effective July 1, 2013, Scioto Downs is now required to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. As a result, the prospective effective tax rate for Scioto Downs will be 42.8%. Our gaming taxes and assessments as a percentage of gaming revenue for the three months ended June 30, 2013 was 54.3% and 55.0%, respectively, at Mountaineer and Presque Isle Downs. The increase in other gaming operating costs of $0.9 million is attributable to increased costs at Scioto Downs of $1.0 million, partially offset by a decrease at Mountaineer of $0.1 million.

Pari-Mutuel

        Pari-mutuel expense remained flat at $3.4 million, compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $1.5 million, or 22.9%, to $8.3 million for the three months ended June 30, 2013, compared to the prior year period. The increase was attributable to increased costs at Scioto Downs of $1.6 million, partially offset by a decrease in food and beverage cost of sales at Presque Isle Downs of $0.1 million. Our gross profit margin for the three months ended June 30, 2013 remained flat at 23.4%.

Other

        Other expense increased by $0.4 million, or 21.4%, to $2.3 million for the three months ended June 30, 2013, compared to the prior year period. The increase was attributable to Scioto Downs and Mountaineer of $0.3 million and $0.1 million, respectively, consistent with the increase in other revenues at Scioto Downs and additional cost of entertainment at Mountaineer.

Marketing and Promotions

        Marketing and promotions expense increased by $1.4 million, or 37.9%, to $5.1 million for the three months ended June 30, 2013, compared to the prior year period. The increase was due to incremental marketing costs of $1.0 million at our Scioto Downs facility since the opening in June 2012, in addition to an increase of $0.3 million and $0.1 million at Presque Isle Downs and Mountaineer, respectively, as a result of increased promotions compared to the prior year period.

General and Administrative

        General and administrative expense increased by $1.4 million, or 9.3%, to $16.5 million for the three months ended June 30, 2013, compared to the period year period. The increase was primarily due to an increase of $2.3 million in general and administrative costs at Scioto Downs due to increased staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new gaming facility, partially offset by a decrease in stock-based compensation expense related to the timing of the annual issuance of RSUs to our board of directors during the first quarter of 2013 compared to the second quarter of 2012 and declines in our properties compensation related expenses due to cost containment efforts.

Project Opening Costs

        Project opening costs decreased by $2.2 million for the three months ended June 30, 2013, compared to the prior year period. The costs for the three months ended June 30, 2012 were related to the opening of our Scioto Downs gaming facility and were comprised of direct salaries and wages, legal and consulting fees, utilities and advertising.

Depreciation

        Depreciation expense increased by $1.7 million, or 28.8%, to $7.5 million for the three months ended June 30, 2013, compared to the prior year period. The increase was attributable to a $2.3 million increase in depreciation at Scioto Downs from the completion of the gaming facility, offset by a decrease of $0.6 million decrease at Mountaineer due to the aging of certain assets.

Interest Expense, net

        Interest expense, net increased by $1.0 million, or 6.4%, to $17.4 million for the three months ended June 30, 2013, compared to the prior year period. The increase was primarily due to $0.9 million of capitalized interest incurred in the prior year period related to the construction of our gaming facility at Scioto Downs and $0.1 million of incremental interest associated with the issuance of $5.6 million of PIK notes during 2012. There was no capitalized interest during the three months ended June 30, 2013.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $0.4 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively. The second quarter of 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $0.9 million, as well as, a city income tax provision of $0.2 million; partially offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits. The release of unrecognized tax benefits was a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. The second quarter of 2012 provision reflected the recording of additional valuation allowances on deferred tax assets of $0.7 million.

Discontinued Operations

        During the three months ended June 30, 2012, we recorded expense of approximately $0.3 million related to the proposed settlement of an employee matter related to a former employee of one of our discontinued operations.

Financial results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Net Revenues

        Net revenues for the six months ended June 30, 2013, comprised of $238.8 million in gaming and pari-mutuel revenues (93% of total net revenues), $26.1 million of non-gaming revenues (10% of total net revenues) less $9.2 million of promotional allowances (-3% of total net revenues), increased $28.6 million, or 12.6%, compared to net revenues for the six months ended June 30, 2012, comprised of $212.2 million in gaming and pari-mutuel revenues (93% of total net revenues), $21.2 million of non-gaming revenues (9% of total net revenues) less $6.3 million of promotional allowances (-2% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues for the six months ended June 30, 2013 of $234.0 million represents a $26.3 million, or 12.7%, increase compared to the prior year period. The increase of $26.3 million is comprised of an increase in slot revenue of $33.4 million, offset by a decrease in table gaming and poker revenue of $6.3 million and $0.8 million, respectively. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs, which provided incremental gaming revenue of $57.1 million, offset by decreases at Presque Isle Downs and Mountaineer of $12.8 million and $10.9 million, respectively, due to continued competitive pressures principally from expansion of gaming in Ohio. The decrease in table gaming and poker revenue at our Mountaineer and Presque Isle Downs facilities were due to the same factors impacting our slot revenues.

        Gaming revenue at Mountaineer decreased by $14.6 million, or 13.8%, to $91.1 million for the six months ended June 30, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $10.9 million, $3.2 million and $0.5 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $16.2 million, or 17.8%, to $74.7 million for the six months ended June 30, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $12.8 million, $3.1 million and $0.3 million, respectively.

        Gaming revenue at Scioto Downs, which opened in June 2012, provided incremental revenue of $57.1 million for the three months ended June 30, 2013.

Pari-Mutuel Commissions

        Pari-mutuel commissions for the six months ended June 30, 2013 of $4.8 million represent a $0.3 million, or 6.1%, increase compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs increased by $0.5 million, or 97.7%, to $1.1 million for the six months ended June 30, 2013, compared to the prior year period. The increase is due to year-round simulcasting now being offered at Scioto Downs as well as increased patron traffic from the opening of our gaming facility.

        Pari-mutuel commissions at Mountaineer decreased by $0.2 million, or 8.0%, to $2.5 million for the six months ended June 30, 2013, respectively, compared to the prior year period. The decrease is due to a reduction in the number of daily races as well as competitive pressures as certain racetracks extended their racing times.

        Pari-mutuel commissions at Presque Isle Downs remained flat at $1.1 million for the six months ended June 30, 2013 compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the six months ended June 30, 2013 of $20.3 million represents a $3.6 million, or 21.8%, increase compared to the prior year period. The increase was primarily attributable to the opening of various dining amenities upon the opening of our gaming facility at Scioto Downs, partially offset by a decrease at Mountaineer, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.8 million, or 7.4%, to $9.9 million for the six months ended June 30, 2013, compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs remained relatively flat at $5.4 million for the six months ended June 30, 2013, compared to the prior year period.

        Food and beverage revenue at Scioto Downs provided incremental revenue of $4.4 million for the six months ended June 30, 2013.

Other Revenues

        Other revenues for the six months ended June 30, 2013 of $5.8 million represent a $1.2 million, or 27.0%, increase compared to the prior year period. The increase is comprised primarily of a $1.4 million increase at our Scioto Downs property, which is primarily attributed to increased retail sales and commissions earned from ATM services due to the new gaming facility, and increases in entertainment revenue at Mountaineer of $0.3 million; partially offset by a decrease of $0.3 million in commissions earned from check cashing and ATM services as a result of decreased patron traffic at Presque Isle Downs and Mountaineer.

Promotional Allowances

        Promotional allowances increased by $2.8 million, or 45.0%, to $9.2 million for the six months ended June 30, 2013, compared to the prior year period. The increase was primarily attributable to Scioto Downs, which provided incremental promotional allowances of $2.6 million for the six months ended June 30, 2013.

Operating Expenses

Gaming

        Gaming expense for the six months ended June 30, 2013 of $136.3 million represents an $8.9 million, or 7.0%, increase compared to the prior year period. The increase of $8.9 million is comprised of an increase in gaming taxes and assessments of $7.1 million and other gaming operating costs of $1.8 million. The increase in gaming taxes is consistent with the increase in gaming revenues. On a blended basis our gaming taxes and assessments percentage of gaming revenue decreased to 51.2% for the six months ended June 30, 2013 compared to 54.3% for the prior year period, largely due to a lower effective tax rate of 42.5% on slot revenue at our facility at Scioto Downs. Effective July 1, 2013, Scioto Downs is now required to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. As a result, the prospective effective tax rate for Scioto Downs will be 42.8%. Our gaming taxes and assessments as a percentage of gaming revenue for the six months ended June 30, 2013 were 54.3% and 55.4%, respectively, at Mountaineer and Presque Isle Downs. The increase in other gaming operating costs of $1.8 million is attributable to increased costs at Scioto Downs of $2.6 million, partially offset by decreases at Mountaineer and Presque Isle Downs of $0.6 million and $0.2 million, respectively, due to effective control of compensation related costs.

Pari-Mutuel

        Pari-mutuel expense increased by $0.3 million, or 6.4%, to $5.2 million for the six months ended June 30, 2013, compared to the prior year period. The increase of $0.3 million is primarily attributable to Scioto Downs which did not provide simulcasting until June of 2012.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $3.3 million, or 26.3%, to $15.8 million for the six months ended June 30, 2013, compared to the prior year period. The increase was attributable to increased costs at Scioto Downs of $3.6 million, partially offset by decreases at Mountaineer and Presque Isle Downs which was consistent with their decline in revenues. Our gross profit margin for the six months ended June 30, 2013 decreased to 22.2% from 24.9% in the same period prior year. The gross profit margin was primarily impacted by lower revenues and increased food costs at Mountaineer.

Other

        Other expense increased by $0.6 million, or 18.6%, to $3.8 million for the six months ended June 30, 2013, compared to the prior year period. The increase was attributable to Scioto Downs and Mountaineer of $0.5 million and $0.1 million, respectively, consistent with the increase in other revenues at Scioto Downs and additional cost of entertainment at Mountaineer.

Marketing and Promotions

        Marketing and promotions expense increased by $2.6 million, or 37.7%, to $9.3 million for the six months ended June 30, 2013, compared to the prior year period. The increase was due to incremental marketing costs of $2.1 million at our Scioto Downs facility since the opening in June 2012, in addition to an increase of $0.3 million and $0.1 million at Presque Isle Downs and Mountaineer, respectively, as a result of increased promotions compared to the prior year period.

General and Administrative

        General and administrative expense increased by $4.2 million, or 14.8%, to $32.5 million for the six months ended June 30, 2013, compared to the period year period. The increase was primarily attributable to an increase of $5.4 million in general and administrative costs at Scioto Downs due to increased staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new gaming facility, partially offset by a decrease in stock-based compensation expense of $0.6 million from the reversal of unvested compensation and performance awards upon the resignation of our former President and Chief Executive Officer in March 2013. Also offsetting the increase was a $0.9 million decrease at our corporate office due to the resignation and in compensation related expenses at our Mountaineer and Presque Isle Downs properties due to cost containment efforts.

Project Opening Costs

        Project opening costs relating to the Scioto Downs gaming facility were $2.5 million for the six months ended June 30, 2012.

Depreciation

        Depreciation expense increased by $3.0 million, or 24.7%, to $15.1 million for the six months ended June 30, 2013 compared to the prior year period. The increase was attributable to a $5.5 million increase in depreciation at Scioto Downs from the completion of the gaming facility, offset by a decrease of $1.3 million at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $1.2 million decrease at Mountaineer due to the aging of certain assets.

Interest Expense, net

        Interest expense, net increased by $1.5 million, or 4.4%, to $34.8 million for the six months ended June 30, 2013, compared to the prior year period. The increase was due in part to incremental interest expense of $0.2 million incurred as a result of the issuance of $5.6 million in additional PIK interest Notes in 2012. The increase was also due to $1.1 million of capitalized interest incurred in the prior year period related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest during the six months ended June 30, 2013.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense remained flat at $1.3 million for both the six months ended June 30, 2013 and 2012. The six months ended June 30, 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $1.7 million, as well as, a city income tax provision of $0.2 million; partially offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits. The release of unrecognized tax benefits was a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. The six months ended June 30, 2012 provision reflected the recording of additional valuation allowances on deferred tax assets of $1.4 million.

Discontinued Operations

        For the six months ended June 30, 2012, we recorded expense of $0.3 million related to the proposed settlement of an employee matter related to one of our discontinued operations.

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

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$52,444	$58,671	$102,206	$117,646
Presque Isle Downs & Casino	42,332	47,797	79,938	96,673
Scioto Downs	37,564	12,637	73,535	12,715
Corporate	—	12	—	33

Net revenues	$132,340	$119,117	$255,679	$227,067

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$9,876	$12,322	$18,176	$25,082
Presque Isle Downs & Casino	7,388	9,880	13,658	20,715
Scioto Downs	12,627	1,709	25,577	977
Corporate expenses	(2,413)	(3,149)	(4,976)	(5,533)

Consolidated Adjusted EBITDA from continuing operations	27,478	20,762	52,435	41,241
Adjusted EBITDA from discontinued operations	—	(255)	—	(255)

Consolidated Adjusted EBITDA	$27,478	$20,507	$52,435	$40,986

Mountaineer Casino, Racetrack & Resort:
Net income	$7,678	$9,512	$13,758	$19,472
Interest income	—	—	(2)	—
Depreciation	2,218	2,810	4,450	5,615
Gain on the sale or disposal of property	(20)	—	(30)	(5)

Adjusted EBITDA	$9,876	$12,322	$18,176	$25,082

Presque Isle Downs & Casino:
Net income	$5,021	$7,367	$8,921	$14,513
Interest income and capitalized interest	—	(5)	(1)	(29)
Provision for income taxes	620	626	1,241	1,253
Depreciation	1,952	1,950	3,823	5,169
Other regulatory gaming assessments	(214)	(59)	(263)	(192)
Loss (gain) on the sale or disposal of property	9	1	(63)	1

Adjusted EBITDA	$7,388	$9,880	$13,658	$20,715

Scioto Downs:
Net income	$8,859	$1,397	$18,026	$692
Interest expense (capitalized interest)	20	(892)	39	(1,120)
Provision for income taxes	378	114	710	114
Depreciation	3,370	1,090	6,802	1,291

Adjusted EBITDA	$12,627	$1,709	$25,577	$977

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)
Corporate:
Net loss	$(19,172)	$(20,376)	$(39,105)	$(39,968)
Interest expense, net of interest income	17,364	17,238	34,725	34,430
Benefit for income taxes	(612)	(22)	(612)	(19)
Depreciation	7	11	16	24

Adjusted EBITDA	$(2,413)	$(3,149)	$(4,976)	$(5,533)

Discontinued operations:
Net loss	$—	$(255)	$—	$(255)
Provision for income taxes	—	—	—	—

Adjusted EBITDA	$—	$(255)	$—	$(255)

MTR Gaming Group, Inc. (consolidated)
Net income (loss)	$2,386	$(2,355)	$1,600	$(5,546)
Interest expense, net of interest income and capitalized interest	17,384	16,341	34,761	33,281
Provision for income taxes	386	718	1,339	1,348
Depreciation	7,547	5,861	15,091	12,099
Other regulatory gaming assessments	(214)	(59)	(263)	(192)
(Gain) loss on the sale or disposal of property	(11)	1	(93)	(4)

Consolidated Adjusted EBITDA	$27,478	$20,507	$52,435	$40,986

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

  •
  Mountaineer's Adjusted EBITDA decreased $2.4 million, or 19.9%, to $9.9 million for the three months ended June 30, 2013 and decreased $6.9 million, or 27.5%, to $18.2 million for the six months ended June 30, 2013. The decrease of $2.4 million was primarily due a decrease in gross margin from gaming operations of $2.5 million. The decrease of $6.9 million was primarily due a decrease in gross margin from gaming operations of $6.2 million and a decrease in food, beverage and lodging margin of $0.6 million.

  •
  Presque Isle Downs' Adjusted EBITDA decreased $2.5 million, or 25.2%, and $7.1 million, or 34.1%, for the three and six months ended June 30, 2013, respectively. The decrease of $2.5 million was primarily due to a decrease in gross margin from gaming operations of $2.2 million and an increase in marketing and promotions expense of $0.3 million. The decrease of $7.1 million was primarily due to a decrease in gross margin from gaming operations of $6.6 million and an increase in marketing and promotions expense of $0.3 million.

  •
  Scioto Downs' Adjusted EBITDA increased $10.9 million and $24.6 million for the three and six months ended June 30, 2013, respectively. The increases were due to the opening of the new gaming facility in June 2012.

  •
  Corporate Adjusted EBITDA loss decreased $0.7 million, or 23.4%, and $0.6 million, or 10.1%, for the three and six months ended June 30, 2013, respectively. The decreases were primarily due to decreases in compensation related expenses as a result of the resignation of our former President and Chief Executive Officer.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At June 30, 2013, our cash and cash equivalents, excluding restricted cash, totaled $95.9 million. As of June 30, 2013, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $9.3 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At June 30, 2013, we had total debt in the aggregate principal amount of $557.8 million; net of discounts, all of which was secured, and cash collateralized letters of credit of approximately $0.2 million. At June 30, 2013, there were no borrowings under the $20 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the remaining capital investment requirements of our gaming facility at Scioto Downs.

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

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Six Months Ended June 30,
	2013	2012
	(unaudited, in millions)
Cash flow summary
Net cash provided by operating activities	$16.4	$13.7
Net cash used in investing activities	(35.9)	(5.6)
Cash provided by (used in) financing activities	0.3	(0.1)

Net decrease in cash and cash equivalents	$(19.2)	$8.0

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $16.4 million during the six months ended June 30, 2013 compared to net cash provided by operating activities of $13.7 million during the six months ended June 30, 2012. Current period non-cash expenses included in operating activities of $19.3 million consist primarily of $17.0 million of depreciation and amortization. In 2012, non-cash expenses of $16.0 million included depreciation and amortization of $14.0 million. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of approximately $4.6 million and $3.0 million during the six months ended June 30, 2013 and 2012, respectively.

Investing Cash Flow

        Net cash used in investing activities was $35.9 million during the six months ended June 30, 2013, comprised primarily of the $25.0 million payment of the Ohio VLT license fee, capital expenditures (net of reimbursements) of $8.6 million and an increase in restricted cash of $2.4 million due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs. During the six months ended June 30, 2012, net cash used in investing activities was $5.6 million, comprised principally of capital expenditures (net of reimbursements) of $76.9 million and the $25.0 million payment of the Ohio VLT license fee, offset by the use of funds held for construction in the amount of $97.6 million.

Financing Cash Flow

        Cash provided by financing activities was $0.3 million during the six months ended June 30, 2013, comprised of $0.5 million in proceeds from the exercise of stock options, partially offset by $0.2 million due to the purchase and retirement of treasury stock. Cash used in financing activities was $0.1 million during the six months ended June 30, 2012, which included the payment of financing costs of $0.1 million.

        During the six months ended June 30, 2012, cash flows from operating and financing activities excludes the portion of the interest payable on the Senior Secured Second Lien Notes that was satisfied with PIK Interest on February 1, 2012, resulting in the issuance of additional Notes of $2.8 million.

Capital Expenditures

        During the six months ended June 30, 2013, additions to property and equipment and other capital projects aggregated $8.1 million, net of reimbursements, which included casino renovations, other maintenance related expenditures at Mountaineer; new slot machines and other gaming equipment at our properties and grandstand clubhouse renovations at Scioto Downs.

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period commencing in May 2012. During the six months ended June 30, 2013, we expended approximately $0.6 million on qualifying capital purchases. As of June 30, 2013, we have expended a total of $112.5 million of the required $125.0 million, on qualifying capital expenditures. The project also included certain other development related expenditures, which are not included in the $112.5 million above, for which a determination has not been made as to whether any such costs will be included in satisfying the investment requirement.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. In July 2011, the West Virginia Lottery Commission issued an administrative order which stated that approximately $3.7 million would be available to Mountaineer during the state's fiscal year commencing July 1, 2011. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the six months ended June 30, 2013, Mountaineer made purchases aggregating $3.0 million that qualified for reimbursement under the modernization fund. As of June 30, 2013, we have utilized all of the initial $3.7 million allocated to Mountaineer in July 2011. Additionally, we have received notification from the West Virginia Lottery Commission that Mountaineer is eligible for another estimated $3.7 million of reimbursement from the modernization fund, which will be effective for the period July 1, 2012 through June 30, 2014.

        We anticipate spending up to a total of approximately $9.0 million during the remainder of 2013 on capital expenditures.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at June 30, 2013.

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

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment paid on August 1, 2013, interest was payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1 and August 1, 2012 were satisfied in cash and PIK Notes, as defined in the Indenture. As a result, in aggregate, additional Notes of $5.6 million were issued, increasing the total Notes outstanding to $570.7 million. We have satisfied our February 1, 2013 and August 1, 2013 interest payments entirely in cash.

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

Contractual Obligations

        There have been no material changes during the six months ended June 30, 2013 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Other Liquidity Matters

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Relief Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Relief Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.0 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2013 is $5.3 million. The Company paid approximately $0.2 million during the six months ended June 30, 2013.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of June 30, 2013. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2012).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At June 30, 2013, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $596.3 million at June 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including our Acting President and Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our Acting President and Chief Operating Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio. Scioto Downs, Inc., in order to protect its right to video lottery terminal ("VLT") gaming pursuant to its conditional license granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed on February 20, 2012 and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. The Ohio Supreme Court granted allocatur on July 24, 2013.

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is manager by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs, Inc. alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the consolidated balance sheets at June 30, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at June 30, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court and on April 8, 2013 we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013.

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

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the six months ended June 30, 2013, except as set forth below.

We depend on agreements with our horsemen and pari-mutuel clerks to operate our business.

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2013, and a proceeds agreement until April 14, 2014. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. With respect to the horsemen at Scioto Downs, we continue to negotiate in anticipation of entering into a new contract. In the interim, we continue to honor the terms of our previous contract, which expired on November 29, 2012. Pursuant to a memorandum of understanding with the Ohio Racing Commission, Scioto Downs has established an escrow account in to which an amount equal to 9% of video lottery terminal gross revenue is deposited for the benefit of the horsemen principally for purse funds ("Horsemen fee"). On June 30, 2013, a new Ohio law, effective September 30, 2013, was enacted requiring that, absent an agreement between a video lottery terminal license sales agent and the applicable horsemen's association, such agent must fund, as the Horsemen fee, not less than 9% nor more than 11% of its video lottery terminal gross revenue. The law specifies that the percentage to be paid as the Horsemen fee shall be determined based upon the capital expenditures necessary to build such agent's facility. Unless otherwise negotiated as part of a new contract with the horsemen, it is unclear as to what percentage of the Horsemen fee would be applicable to Scioto Downs, as a video lottery terminal license sales agent. We are currently evaluating the application of this new law and impact, if any, on our results of operation. The escrow agreement, although subject to change, is expected to remain in effect until an agreement is reached with the horsemen. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2015, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the respective Mountaineer and Presque Isle Downs horsemen's agreements, the agreement between Mountaineer and the pari-mutuel clerks' union described above and the Scioto Downs escrow agreement, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

        If we fail to maintain operative agreements with the horsemen, we will not be permitted to conduct live racing and export and import simulcasting at those racetracks, and, in West Virginia, we will not be permitted to operate our slot machines and table games (including if we do not have in place the required proceeds agreement with the Mountaineer pari-mutuel clerks union) and, in Pennsylvania, we will not be permitted to operate our slot machines and table games. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations. In Ohio, while we currently do not have an agreement with the horsemen as discussed above, we continue to operate under the former agreement with the consent of the horsemen and the Ohio Racing Commission until such time as a new agreement can be reached. Additionally, as described above, we have created an escrow account, again with the consent of the horsemen and Ohio Racing Commission, which provides the horsemen with 9% of video lottery terminal gross revenue to fund purses and their operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 6, 2013	MTR GAMING GROUP, INC.
	By:	/s/ JOSEPH L. BILLHIMER Joseph L. Billhimer ACTING PRESIDENT AND CHIEF OPERATING OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document