Form 10-Q
period 2013-09-30
MTR GAMING GROUP INC
filed 2013-11-12
CIK 834162

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

COMMON STOCK, $.00001 PAR VALUE
Class
27,928,641
Outstanding at November 8, 2013

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30 2013	December 31 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,075	$115,113
Restricted cash	4,064	4,088
Accounts receivable, net of allowance for doubtful accounts of $213 in 2013 and $350 in 2012	5,192	3,934
Amounts due from West Virginia Lottery Commission	—	17
Inventories	4,345	4,305
Deferred financing costs	1,642	1,642
Prepaid expenses and other current assets	8,240	5,582

Total current assets	109,558	134,681
Property and equipment, net	375,749	387,015
Other intangible assets	136,116	136,094
Deferred financing costs, net of current portion	7,176	8,407
Deposits and other	1,918	1,908
Non-operating real property	10,789	10,789
Assets of discontinued operations	181	181

Total assets	$641,487	$679,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,883	$3,719
Accounts payable—gaming taxes and assessments	9,017	11,077
Accrued payroll and payroll taxes	6,440	5,776
Accrued interest	10,937	27,369
Accrued income taxes	273	743
Other accrued liabilities	17,128	13,579
Construction project and equipment liabilities	38	481
License fee payable	—	25,000
Deferred income taxes	1,472	1,472
Liabilities of discontinued operations	116	123

Total current liabilities	49,304	89,339
Long-term debt	558,305	556,716
Other regulatory gaming assessments	4,714	5,319
Long-term compensation	695	871
Deferred income taxes	15,176	12,620
Other long-term liabilities	514	517

Total liabilities	628,708	665,382

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	64,905	63,822
Accumulated deficit	(52,041)	(50,012)
Accumulated other comprehensive loss	(309)	(341)

Total stockholders' equity of MTR Gaming Group, Inc.	12,555	13,469
Non-controlling interest of discontinued operations	224	224

Total stockholders' equity	12,779	13,693

Total liabilities and stockholders' equity	$641,487	$679,075

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues:
Gaming	$115,268	$132,020	$349,223	$339,664
Pari-mutuel commissions	4,133	3,824	8,932	8,347
Food, beverage and lodging	11,255	11,105	31,551	27,765
Other	3,791	3,583	9,582	8,141

Total revenues	134,447	150,532	399,288	383,917
Less promotional allowances	(5,584)	(4,955)	(16,321)	(12,715)

Net revenues	128,863	145,577	382,967	371,202

Operating expenses:
Costs of operating departments:
Gaming
Operating	68,089	76,420	204,624	203,988
Other regulatory assessments	(16)	210	(279)	18
Pari-mutuel commissions	3,703	3,831	8,931	8,746
Food, beverage and lodging	8,614	8,604	24,409	21,112
Other	2,679	2,358	6,519	5,596
Marketing and promotions	4,187	4,986	11,948	10,325
General and administrative	16,351	17,799	48,861	46,119
Strategic transaction costs	2,723	—	2,723	—
Project-opening costs	—	222	—	2,718
Depreciation	7,691	7,880	22,782	19,979
Loss (gain) on the sale or disposal of property	161	—	68	(4)

Total operating expenses	114,182	122,310	330,586	318,597

Operating income	14,681	23,267	52,381	52,605
Other income (expense):
Interest income	4	25	26	159
Interest expense	(17,393)	(17,227)	(52,176)	(50,642)

(Loss) income from continuing operations before income taxes	(2,708)	6,065	231	2,122
Provision for income taxes	(921)	(729)	(2,260)	(2,077)

(Loss) income from continuing operations	(3,629)	5,336	(2,029)	45

Discontinued operations:
Loss from discontinued operations before income taxes	—	(23)	—	(278)
Benefit for income taxes	—	—	—	—

Loss from discontinued operations	—	(23)	—	(278)

Net (loss) income	$(3,629)	$5,313	$(2,029)	$(233)

Net (loss) income per share—basic:
(Loss) income from continuing operations	$(0.13)	$0.19	$(0.07)	$—
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.13)	$0.19	$(0.07)	$(0.01)

Net (loss) income per share—diluted:
(Loss) income from continuing operations	$(0.13)	$0.19	$(0.07)	$—
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.13)	$0.19	$(0.07)	$(0.01)

Weighted-average number of shares outstanding:
Basic	28,379,199	28,047,046	28,234,350	27,997,360

Diluted	28,379,199	28,416,008	28,234,350	28,322,893

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net (loss) income	$(3,629)	$5,313	$(2,029)	$(233)
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan:
Amortization of net actuarial loss(1)	11	8	32	24

Other comprehensive income	11	8	32	24

Comprehensive (loss) income	$(3,618)	$5,321	$(1,997)	$(209)

(1)
Amounts are shown net of tax of $0 and $4 for the three months ended September 30, 2013 and 2012 and $0 and $13 for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net loss	$(2,029)	$(233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,782	19,979
Amortization of deferred financing fees and accretion of original issue discount	2,820	2,828
Bad debt expense	64	33
Stock-based compensation expense	789	867
Change in fair value of acquisition related contingencies	61	—
Deferred income taxes	2,556	2,103
Loss (gain) on the sale or disposal of property	68	(4)
Change in operating assets and liabilities:
Accounts receivable	(1,305)	(1,032)
Other current assets	(2,698)	(2,419)
Accounts payable	(1,931)	2,706
Accrued liabilities	(12,855)	(5,901)
Other regulatory gaming assessments	(570)	(369)
Long-term compensation	304	508
Accrued income taxes	(470)	(381)

Net cash provided by continuing operating activities	7,586	18,685
Net cash used in discontinued operating activities	(7)	(83)

Net cash provided by operating activities	7,579	18,602

Cash flows from investing activities:
Decrease (increase) in restricted cash	24	(1,404)
Decrease in funds held for construction project	—	120,945
Increase in deposits and other	(10)	(9)
Payment of Ohio video lottery terminal license fee	(25,000)	(25,000)
Proceeds from the sale of property and equipment	168	5
Reimbursement of capital expenditures from West Virginia regulatory authorities	1,828	347
Capital expenditures	(13,960)	(110,417)

Net cash used in investing activities	(36,950)	(15,533)

Cash flows from financing activities:
Financing cost paid	—	(157)
Proceeds from exercise of stock options	564	—
Purchase and retirement of treasury stock	(231)	—

Net cash provided by (used in) financing activities	333	(157)

Net (decrease) increase in cash and cash equivalents	(29,038)	2,912
Cash and cash equivalents, beginning of period	115,113	85,585

Cash and cash equivalents, end of period	$86,075	$88,497

Supplemental disclosure of cash flow information:
Interest paid	$65,727	$59,524

Income taxes paid	$175	$314

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Introduction

        MTR Gaming Group, Inc. (the "Company", "MTR" or "we"), a Delaware corporation, is a hospitality and gaming company that owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio.

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

        There have been no significant changes in our significant accounting policies and estimates, except as disclosed below, that were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Revision for Coupon Expenses

        During the quarter ended September 30, 2013, we have corrected our presentation of discretionary coupons offered to our customers to properly report such costs as a component of promotional allowances, in the accompanying consolidated statements of operations in accordance with Financial Accounting Standards Board ("FASB") Section 605-50 for revenue recognition. The retail values of the coupons as a component of promotional allowances, are shown as a reduction of total revenues. Coupons were previously presented as a component of marketing and promotions expense. We have concluded that this revision is not material to our previously issued financial statements, as the net effect of these revisions did not impact our operating income, net income, stockholders' equity or cash flows. Previously reported net revenues and operating expenses have decreased by the same amount to

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

correct the classification. The following reflects the revisions for the relevant interim periods during 2013 and 2012:

	Three Months Ended
				Nine Months Ended September 30
	March 31	June 30	September 30
2013:
Promotional allowances, prior to revision	$(4,455)	$(4,707)	$(5,584)	$(14,746)
Revision of coupon expenses	(612)	(963)	—	(1,575)

Promotional allowance, revised	$(5,067)	$(5,670)	$(5,584)	$(16,321)

Marketing and promotions expense, prior to revision	$4,223	$5,113	$4,187	$13,523
Revision of coupon expenses	(612)	(963)	—	(1,575)

Marketing and promotions expense, revised	$3,611	$4,150	$4,187	$11,948

	Three Months Ended
				Nine Months Ended September 30
	March 31	June 30	September 30
2012:
Promotional allowances, prior to revision	$(3,170)	$(3,148)	$(3,876)	$(10,194)
Revision of coupon expenses	(784)	(658)	(1,079)	(2,521)

Promotional allowance, revised	$(3,954)	$(3,806)	$(4,955)	$(12,715)

Marketing and promotions expense, prior to revision	$3,073	$3,708	$6,065	$12,846
Revision of coupon expenses	(784)	(658)	(1,079)	(2,521)

Marketing and promotions expense, revised	$2,289	$3,050	$4,986	$10,325

        Furthermore, we have concluded that this revision is not material to our annual financial statements, as the net effect of these revisions did not impact our operating income, net income, stockholders' equity or cash flows. Previously reported net revenues and operating expense have decreased by the same amount. The following reflects the revisions that will be reflected in our Form 10-K for the year ended December 31, 2013:

	2012	2011	2010
Promotional allowances, prior to revision	$(14,098)	$(11,095)	$(9,806)
Revision of coupon expenses	(3,010)	(3,207)	(1,768)

Promotional allowance, revised	$(17,108)	$(14,302)	$(11,574)

Marketing and promotions expense, prior to revision	$16,936	$12,610	$12,788
Revision of coupon expenses	(3,010)	(3,207)	(1,768)

Marketing and promotions expense, revised	$13,926	$9,403	$11,020

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

Pending Mergers with Eldorado HoldCo LLC

        On September 9, 2013, the Company entered into a definitive agreement with the parent company of Eldorado Resorts, Eldorado HoldCo, LLC ("Eldorado"), pursuant to which MTR will combine with the parent company of Eldorado Resorts LLC in a stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International) ("Silver Legacy").

        Specifically, the Company, Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"), Eldorado, and Thomas Reeg, Robert Jones, and Gary Carano, as the representative of the members of Eldorado, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with Merger Sub A and Eldorado will merge with Merger Sub B, with the Company and Eldorado as the surviving entities in such mergers (the "Mergers"). As a result of the Mergers, NewCo will become the holding company for the Company and Eldorado and be renamed "Eldorado Resorts, Inc.," with its shares of common stock listed on The Nasdaq Stock Market.

        The Merger Agreement provides that, upon completion of the Mergers, the Company's stockholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription for cash consideration), either (i) one share of NewCo common stock, or (ii) $5.15 in cash in exchange for each share of the Company's common stock they own immediately prior to completion of the Mergers (the "MTR Exchange Ratio"); provided that no more than $30.0 million in cash will be exchanged for the Company's shares of common stock. The members of Eldorado will collectively receive, in the aggregate, an amount of merger consideration equaling to the product of (a) Eldorado's adjusted EBITDA for the twelve months ending on the most recent month end preceding the closing date by at least twenty days (the "Report Date") and (b) 6.81, with such amount being adjusted for Eldorado's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of the Company which is capped at $7.0 million, the value of Eldorado's interest in Silver Legacy, and the amount of restricted cash on Eldorado's balance sheet (if any) relating to the credit support required in connection with Silver Legacy's credit facility. The value of Eldorado's interest in Silver Legacy is equal to the product of (x) Eldorado's proportionate ownership interest in Silver Legacy which, through a subsidiary, is expected to be 50% at the closing of the Mergers, and (y) the product of (A) Silver Legacy's adjusted EBITDA for the twelve months ending on the Report Date and (B) 6.81, with such amount being adjusted for Silver Legacy's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Silver Legacy, each such adjustment in proportion to Eldorado's ownership interest, the amount of the subordinated notes made by Eldorado to Silver Legacy, and Eldorado's portion of the difference between the capital accounts of the members of Silver Legacy. As a result, the members of Eldorado will receive, in the aggregate, the number of shares of NewCo common stock equal to quotient obtained by dividing the merger consideration as calculated in the two preceding sentences by an implied price per share of $5.15 for NewCo common stock (the "Eldorado Merger Shares"). The number of Eldorado Merger Shares issued to Eldorado members is subject to a post-closing adjustment based on a final post- closing calculation of the components of the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

Eldorado Valuation. The MTR Exchange Ratio and the number of Eldorado Merger Shares are subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving the Company's common stock. The Mergers are expected to qualify as tax-free transfers of property to NewCo for federal income tax purposes.

        At the request of Eldorado, the Company will commence one or more consent solicitations with respect to obtaining certain amendments and waivers of the indenture underlying the Company's 11.5% Senior Secured Second Lien Notes due August 1, 2019 on terms and conditions as may be agreed upon between Eldorado and the Company. Additionally, each of members of Eldorado and certain officers and senior managers of Eldorado will enter into non-competition agreements with NewCo that will become effective as of the closing.

        Completion of the Mergers is subject to a number of customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the effectiveness of the registration statement filed by NewCo on November 4, 2013 with the SEC relating to the NewCo common stock to be issued in the Mergers, and the receipt of required regulatory approvals. The obligation of Eldorado and the Company to complete the Mergers is also conditioned on the combined adjusted EBITDA (as defined in the Merger Agreement) of the Company and Eldorado exceeding $115.0 million during the twelve months ending on the month end immediately preceding the closing of the Mergers. The Merger Agreement provides certain termination rights for both the Company and Eldorado, including a right of either the Company or Eldorado to terminate if the combined adjusted EBITDA of the Company and Eldorado does not exceed $115.0 million during the valuation period. The Merger Agreement also provides that, under certain circumstances, including in the event that (a) the Company's board of directors withdraws, modifies or qualifies its recommendation of the Merger Agreement, (b) the Company fails to comply with its obligations to solicit approval of the Merger Agreement, (c) the Company fails to comply with its obligations not solicit certain alternative transactions or competing proposals, (d) the Company or its board of directors approves, recommends or endorses an alternative transaction or competing proposal, the Company will be obligated to pay a termination fee of $5.0 million to Eldorado and reimburse Eldorado for up to $0.5 million of its fees and expenses.

Other Strategic Developments

        On October 2, 2013, the board of directors of the Company received an unsolicited non-binding proposal from Jacobs Entertainment, Inc. ("JEI") to combine with the Company. The JEI proposal contemplates a transaction that would, if ultimately agreed to and consummated, value the Company at $164.7 million based upon a per share price of $5.69, and assumes an enterprise value of JEI equal to 6.81 times JEI's adjusted EBITDA for the twelve months prior to consummation of any transaction. Under the JEI proposal, the Company's stockholders would elect to receive either (i) $5.69 in cash per share of the Company's common stock or (ii) one share of the new holding company formed as a result of the combination between the Company and JEI. The amount of cash to be issued as merger consideration to the Company's stockholders would be capped at $30 million under the JEI proposal.

        In addition, in late October 2013, the Company's board of directors received an unsolicited non-binding proposal from Company Z (a strategic buyer) to acquire the Company for cash in a range

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

$5.25 to $5.50 per share of the Company's common stock contingent upon due diligence. Company Z indicated that the acquisition would not be subject to any financing contingency.

        The Company's board of directors will, consistent with its fiduciary and legal duties and in consultation with its financial and legal advisors, carefully review and evaluate each of the JEI proposal and Company Z proposal and make an assessment as to whether such proposal is, or is reasonably likely to lead to, a superior proposal (as such term is defined in the Merger Agreement). With respect to each of the JEI and Company Z proposals, the Company's board of directors determined in good faith, after consultation with its outside legal and financial advisor, that (a) each such proposal constitutes an unsolicited bona fide written acquisition proposal (as such term is defined in the Merger Agreement) and may reasonably be expected to lead to a superior proposal, (b) the Company should enter into a confidentiality agreement with each of JEI and Company Z on terms no less restrictive to such party than those contained in the confidentiality agreement with Eldorado and thereafter provide information to and conduct negotiations with those parties, and (c) the failure to take such action would reasonably be expected to breach its fiduciary duties under applicable law. This determination is necessary because, under the terms of the Merger Agreement, the Company may not engage in discussions or negotiations with JEI regarding the JEI proposal or Company Z regarding the Company Z proposal unless, among other things, the Company's board of directors first makes this determination. Each of JEI and Company Z entered into separate confidentiality agreements with the Company.

        The Company's board of directors requested that each of JEI and Company Z provide it with additional information regarding their respective proposal to enable the Company's board of directors to analyze such proposal consistent with its fiduciary and legal duties. Each of JEI and Company Z has communicated with the Company's management regarding its request for additional information regarding their respective proposal. In addition, Eldorado has communicated with the Company's board of directors regarding the JEI proposal, including Eldorado's belief that the JEI proposal is not a superior proposal. The Company's board of directors expects to receive further information and communication from JEI, Company Z and Eldorado regarding the JEI proposal, the Company Z proposal and the mergers.

        The timing of any actions and determinations by the Company's board of directors with respect to either the JEI proposal or the Company Z proposal, and the factors that the Company's board of directors will consider and the procedures they will follow when taking such actions or making such determinations, will be determined by the Company's board of directors in accordance with their fiduciary and legal duties and are not possible to predict. The Company's board of directors is not required, pursuant to the Merger Agreement, applicable law or otherwise, to take any action with respect to either the JEI proposal or the Company Z proposal within any specific time period or to consider any particular factors or follow any prescribed procedures, except as expressly set forth in the Merger Agreement, when making determinations with respect to such proposal.

        The Company's board of directors has not made any determination to change its unanimous recommendation that the Company's stockholders vote "FOR" the approval and adoption of the Merger Agreement and the MTR merger. As more fully described in the Merger Agreement, in response to either the JEI proposal or the Company Z proposal, after following the procedures set forth in the Merger Agreement, the Company's board of directors may change its recommendation of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

the MTR merger or terminate the Merger Agreement to enter into a definitive agreement with JEI or Company Z, as applicable, if (among other things) it first determines in good faith (after consultation with its outside legal and financial advisors) that the JEI proposal or the Company Z proposal constitutes a superior proposal and that the failure to make such change in its recommendation or to terminate the Merger Agreement would reasonably be expected to constitute a breach of its fiduciary duties to the Company's stockholders under applicable legal requirements (taking into account any amendments to the terms of the Merger Agreement proposed by Eldorado in response to either the JEI proposal or the Company Z proposal, as applicable, although Eldorado has no obligation to propose any such amendment). In the case of a change in recommendation by the Company's board of directors, Eldorado would have the right to terminate the Merger Agreement, subject to termination fees discussed above.

        The Company has not set a definitive timetable for completion of its review and evaluation process, and there can be no assurances that such review would result in any transaction being announced or completed. The Company does not intend to make any further comment on the work of the Company's board of directors until it completes an assessment with respect to whether either the JEI proposal or the Company Z proposal is, or is reasonably likely to lead to, a superior proposal or until there are significant developments.

        The Company incurred costs of approximately $2.7 million, related to our strategic initiatives, during the three and nine months ended September 30, 2013. Strategic related costs are expensed as incurred and are included within strategic transaction costs in the accompanying consolidated statements of operations.

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

        Acquisition-related contingent considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. We consider the acquisition related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy.

        The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$3,523	$—	$—	$3,523

Total assets	$3,523	$—	$—	$3,523

Liabilities
Acquisition-related contingent considerations	$—	$—	$599	$599

Total liabilities	$—	$—	$599	$599

	December 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$43,301	$—	$—	$43,301

Total assets	$43,301	$—	$—	$43,301

Liabilities
Acquisition-related contingent considerations	$—	$—	$517	$517

Total liabilities	$—	$—	$517	$517

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—FAIR VALUE MEASUREMENTS (Continued)

        The following table represents the change in acquisition-related contingent consideration liabilities during the nine months ended September 30, 2013 (in thousands):

Balance as of December 31, 2012	$517
Amortization of present value discount(1)	61
Fair value adjustment for change in consideration expected to be paid(2)	21
Settlements	—

Balance as of September 30, 2013	$599

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheet.

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of our 11.5% Senior Secured Second Lien Notes was $627.7 million at September 30, 2013 compared to a carrying value of $558.3 million at September 30, 2013. The fair value of our 11.5% Senior Secured Second Lien Notes was $609.9 million at December 31, 2012 compared to a carrying value of $556.7 million at December 31, 2012. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

NOTE 3—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. At December 31, 2012, we obtained independent appraisals for our non-operating properties and determined that no adjustments to the carrying values were necessary. No developments have occurred subsequent to these appraisals that would indicate that impairment recognition is necessary. Although we continue to market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of September 30, 2013. These properties are included in non-operating real properties in our consolidated balance sheets as of September 30, 2013 and December 31, 2012.

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

        We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized during the three and nine months ended September 30, 2013 was $0.2 million and $0.8 million, and for the three and nine months ended September 30, 2012 was $0.2 million and $0.9 million, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations.

        Nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") are approved by the Compensation Committee of the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

Board of Directors and are granted to executive officers, certain key employees and nonemployee members of the Board of Directors ("BOD") as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan"). Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately with the underlying shares delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The Performance Awards relate to the achievement of defined levels of performance and are generally measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one or two-year Performance Period depending upon the award agreement. If the Performance Award levels are achieved, the awards earned will vest and become payable at the end of the Vesting Period, defined as either a one or two calendar year period following the Performance Period.

        On January 25, 2013, the Compensation Committee of the BOD approved the grant of 216,800 Stock Options and 163,768 RSUs to executive officers, certain key employees and nonemployee members of the BOD, as further discussed below. In addition, Performance Awards totaling $0.7 million were granted to executive officers and certain key employees with a Performance Period of two years and a Vesting Period of one calendar year period following the Performance Period.

        As of September 30, 2013, we have approximately $1.7 million of unrecognized incentive compensation expense related to Performance Awards that is expected to be recognized over a weighted-average period of approximately 1.23 years.

        During the first quarter of 2013, in accordance with the applicable guidance, the Company recognized a one-time reversal of $0.1 million in stock- compensation expense as a result of the update of forfeiture assumptions on outstanding equity awards and $0.3 million in expense associated with unvested Performance Awards of our former President and Chief Executive Officer ("CEO"), who announced his resignation on March 27, 2013. His resignation as CEO was accepted on May 27, 2013. The former CEO's unvested equity awards forfeited upon his departure pursuant to the terms of the underlying award agreements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the Stock Option activity for the nine months ended September 30, 2013 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2012	1,143,900	$2.04–$16.27	$4.59	7.10	$1.4
Granted	216,800	3.94	3.94
Exercised	(259,449)	2.04–2.44	2.17
Expired	(86,000)	8.00	8.00
Forfeited	(163,251)	2.32–3.94	2.92

Outstanding—September 30, 2013	852,000	$2.32–$16.27	$5.14	7.06	$1.3

Exercisable at September 30, 2013	422,943	$2.32–$16.27	$7.26	5.55	$0.5

        The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2013 was $2.64 per share.

        As of September 30, 2013, there was $0.6 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of approximately 1.82 years.

        Cash received from the exercise of stock options was $0.6 million for the nine months ended September 30, 2013. There were no stock option exercises during the nine months ended September 30, 2012. The Company did not recognize a tax benefit from the stock option exercises as the Company is in a net operating loss carryforward position.

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the nine months ended September 30, 2013:

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

        A summary of the RSU activity for the nine months ended September 30, 2013 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2012	300,036	$2.35	1.65	$1.3
Granted	163,768	3.94
Vested	(131,370)	3.30
Forfeited	(91,000)	2.70

Unvested outstanding as of September 30, 2013	241,434	$2.78	1.79	$1.1

        As of September 30, 2013, we had approximately $0.3 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.79 years.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EARNINGS PER SHARE (Continued)

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Net (loss) income from continuing operations	$(3,629)	$5,336	$(2,029)	$45
Loss from discontinued operations	—	(23)	—	(278)

Net (loss) income available to common stockholders	$(3,629)	$5,313	$(2,029)	$(233)

Shares outstanding:
Weighted average shares outstanding	28,379,199	28,047,046	28,234,350	27,997,360
Effect of diluted securities	—	368,962	—	325,533

Diluted shares outstanding	28,379,199	28,416,008	28,234,350	28,322,893

Basic net (loss) income per common share:
Continuing operations	$(0.13)	$0.19	$(0.07)	$—
Discontinued operations	—	—	—	(0.01)

Basic net (loss) income per common share	$(0.13)	$0.19	$(0.07)	$(0.01)

Diluted net (loss) income per common share:
Continuing operations	$(0.13)	$0.19	$(0.07)	$—
Discontinued operations	—	—	—	(0.01)

Diluted net (loss) income per common share	$(0.13)	$0.19	$(0.07)	$(0.01)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three and nine months ending September 30 because their effect would be anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Weighted-average stock options outstanding	852,000	330,200	1,070,217	491,283
Weighted-average restricted stock units outstanding	241,434	—	289,868	—

	1,093,434	330,200	1,360,085	491,283

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

        The income tax provision for the three and nine months ended September 30, 2013 and 2012 results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision for the nine months ended September 30, 2013 also includes a city income tax provision of $0.3 million, offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits, further discussed below.

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

        For income tax purposes, we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. The increase in the valuation allowance for the nine months ended September 30, 2013 and 2012 was $2.6 million and $2.1 million, respectively.

        During the nine months ended September 30, 2013, the Company released unrecognized tax benefits of $0.6 million, which included $0.2 million of accrued interest, as a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. At September 30, 2013, no unrecognized tax benefits remain. The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a consolidated US federal income tax return and consolidated and separate income tax returns in various state and local jurisdictions. We are no longer subject to US federal or state and local income tax examinations by tax authorities for years before 2004.

NOTE 7—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
11.5% Senior Secured Second Lien Notes (net of unamortized discount of $12,359 and $13,948 in 2013 and 2012, respectively)	$558,305	$556,716

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

Senior Secured Second Lien Notes

        On August 1, 2011, the Company completed the offering of $565.0 million 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent.

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

        The Notes and the guarantees are the Company's and the Guarantors' senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Guarantors, as well as future subsidiaries, other than our immaterial subsidiaries and unrestricted subsidiaries, as defined in the Indenture. The Notes and the guarantees rank equally in right of payment with all of the Company's and the Guarantors' existing and future senior debt and senior in right of payment to all of the Company's and the Guarantors' future subordinated debt. The Notes and the guarantees will be effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations. The Notes and the guarantees will be structurally subordinated to all existing and future liabilities of the Company's subsidiaries that do not guarantee the Notes.

        The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property, as defined in the Indenture.

Credit Facility

        On August 1, 2011, the Company entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of September 30, 2013 or December 31, 2012.

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

        The Credit Facility requires the Company to comply with certain financial covenants, including, maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of September 30, 2013, the Company was in compliance with the required covenants.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss as of September 30, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$(341)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss(1)	32

Net current-period other comprehensive loss	32

Balance as of September 30, 2013	$(309)

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

        Since the announcement of the Mergers, three putative class action lawsuits have been filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. These cases, which purport to be brought as class actions on behalf of all of the Company's stockholders, excluding the members of the Company's board of directors, alleges that the consideration that stockholders will receive in connection with the merger is inadequate and that directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement. The complaint in one matter also alleges that the Company and Eldorado aided and abetted the alleged breaches by the Company's directors. The complaints in the remaining two matters alleged that MTR, Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado, Gary Carano, Thomas Reeg and Robert T. Jones aided and abetted the alleged breaches by the Company's directors. The three complaints seek various forms of relief including injunctive relief that would, if granted, prevent the Mergers from being consummated in accordance with the agreed-upon terms. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. The Company is currently in the process of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized.

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

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at September 30, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and, on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania to occur on November 19, 2013.

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

Regulatory Gaming Assessments

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers") were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Relief Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Relief Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.0 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.0 million, which has been accrued in our consolidated balance sheet at September 30, 2013.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2013 and December 31, 2012 was $5.1 million and $5.8 million, respectively, and is accrued in the respective

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

accompanying consolidated balance sheets. During the nine months ended September 30, 2013, decreases to our total estimated liability as a result of changes in the forecasted assumptions utilized in the model resulted in a $0.3 million reduction to the total liability and were recognized in gaming operating expenses. The Company paid approximately $0.4 million during the nine months ended September 30, 2013.

Other Regulatory Updates

        On June 30, 2013, a new Ohio law, effective September 30, 2013, was enacted requiring that, absent an agreement between a VLT license sales agent and the applicable horsemen's association, such agent must fund, for the benefit of the horsemen (the "Horsemen fee"), not less than 9% nor more than 11% of its VLT gross revenue. The law specifies that the percentage to be paid as the Horsemen fee shall be determined based upon the capital expenditures necessary to build such agent's facility. Unless otherwise negotiated as part of a new contract with the horsemen, it is unclear as to what percentage of the Horsemen fee would be applicable to Scioto Downs, as a VLT license sales agent, and the Company has requested guidance from the Ohio Racing Commission to determine the appropriate percentage. The Company is otherwise currently evaluating the application of this new law and impact, if any, on its results of operation. Scioto Downs' existing escrow agreement, entered into pursuant to a memorandum of understanding with the Ohio Racing Commission, although subject to change, is expected to remain in effect until an agreement is reached with the horsemen. The Company expects to finalize negotiation of a new, permanent contract with the Scioto Downs horsemen only after it receives the requested guidance from the Ohio Racing Commission. The Company, until such time as an agreement can be finalized, will continue to honor the escrow agreement and deposit 9% of gross VLT revenue into the escrow account for the benefit of the horsemen.

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

        Additionally, the proposed merger with Eldorado Resorts, as discussed elsewhere herein, and the related Merger Agreement and provisions therein, will create additional risks, uncertainties and other important factors including but not limited to:

  •
  business uncertainties and contractual restrictions while the Mergers are pending;

  •
  other entities may be discouraged from trying to acquire the Company for greater merger consideration;

  •
  the effect of purported stockholder class action/derivative complaints filed and that could potentially be filed against the Company and members of the Board of Directors; unfavorable outcomes in which could prevent or delay the mergers and result in substantial costs;

  •
  the incurrence of substantial transaction related costs; and

  •
  potential negative outcomes if the Merger Agreement is terminated.

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any forward- looking statement speaks only as of the date on which that statement is made, even if subsequently made available on our website or otherwise. We do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

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

        Mountaineer currently operates 2,073 slot machines, 12 poker tables and 39 casino table games, including blackjack, craps, roulette and other games, and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 1,720 slot machines, 9 poker tables and 37 casino table games. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs currently operates 2,103 VLTs and offers live harness horse racing from May through September, operating 75 live racing days and year-round pari-mutuel wagering. Prior to the opening of the VLT facility, Scioto Downs' pari-mutuel wagering was restricted to the months of May through October pursuant to a previous agreement with Beulah Park, which limited the offering of pari-mutuel wagering to the months in which live racing was offered. Upon the opening of the VLT facility in June 2012, this agreement expired and Scioto Downs now offers year-round simulcasting.

Property Development:

        During the second quarter of 2012, we entered into an agreement to manage and operate a new third party developed Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in mid-2014.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the nine months ended September 30, 2013, our property slot win percentage is in the range of 7.7% to 8.3% of slot handle, and our table game win percentage is in the range of 19.5% to 21.0% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the nine months ended September 30, 2013, our property daily net win per slot is in the range of $175 to $214, and for Presque Isle Downs and Mountaineer our daily net win per table is $920 and $1,356, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure Mountaineer's hotel volume and efficiency. For the nine months ended September 30, 2013, our ADR was $82 excluding complimentary rooms and $47 including complimentary rooms. RevPAR for the three and nine months ended September 30, 2013 was approximately $45 and $42, respectively, including complimentary rooms.

Pending Mergers with Eldorado HoldCo LLC:

        On September 9, 2013, the Company entered into a definitive agreement with the parent company of Eldorado Resorts, Eldorado HoldCo, LLC ("Eldorado"), pursuant to which MTR will combine with the parent company of Eldorado Resorts LLC in a stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International) ("Silver Legacy").

        Specifically, the Company, Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"), Eldorado, and Thomas Reeg, Robert Jones, and Gary Carano, as the representative of the members of Eldorado, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with Merger Sub A and Eldorado will merge with Merger Sub B, with the Company and Eldorado as the surviving entities in such mergers (the "Mergers"). As a result of the

Mergers, NewCo will become the holding company for the Company and Eldorado and be renamed "Eldorado Resorts, Inc.," with its shares of common stock listed on The Nasdaq Stock Market.

        The Merger Agreement provides that, upon completion of the Mergers, the Company's stockholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription for cash consideration), either (i) one share of NewCo common stock, or (ii) $5.15 in cash in exchange for each share of the Company's common stock they own immediately prior to completion of the Mergers (the "MTR Exchange Ratio"); provided that no more than $30.0 million in cash will be exchanged for the Company's shares of common stock. The members of Eldorado will collectively receive, in the aggregate, an amount of merger consideration equaling to the product of (a) Eldorado's adjusted EBITDA for the twelve months ending on the most recent month end preceding the closing date by at least twenty days (the "Report Date") and (b) 6.81, with such amount being adjusted for Eldorado's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of the Company which is capped at $7.0 million, the value of Eldorado's interest in Silver Legacy, and the amount of restricted cash on Eldorado's balance sheet (if any) relating to the credit support required in connection with Silver Legacy's credit facility. The value of Eldorado's interest in Silver Legacy is equal to the product of (x) Eldorado's proportionate ownership interest in Silver Legacy which, through a subsidiary, is expected to be 50% at the closing of the Mergers, and (y) the product of (A) Silver Legacy's adjusted EBITDA for the twelve months ending on the Report Date and (B) 6.81, with such amount being adjusted for Silver Legacy's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Silver Legacy, each such adjustment in proportion to Eldorado's ownership interest, the amount of the subordinated notes made by Eldorado to Silver Legacy, and Eldorado's portion of the difference between the capital accounts of the members of Silver Legacy. As a result, the members of Eldorado will receive, in the aggregate, the number of shares of NewCo common stock equal to quotient obtained by dividing the merger consideration as calculated in the two preceding sentences by an implied price per share of $5.15 for NewCo common stock (the "Eldorado Merger Shares"). The number of Eldorado Merger Shares issued to Eldorado members is subject to a post-closing adjustment based on a final post- closing calculation of the components of the Eldorado Valuation. The MTR Exchange Ratio and the number of Eldorado Merger Shares are subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving the Company's common stock. The Mergers are expected to qualify as tax-free transfers of property to NewCo for federal income tax purposes.

Other Strategic Developments

        Other unsolicited non-binding proposals received by the Company are discussed in greater detail in Note 1 to our consolidated financial statements, which are included elsewhere in this report.

Financial Summary:

        The significant factors affecting our results for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, were:

  •
  The decrease in net revenues of $16.7 million for the three months ended September 30, 2013, compared to the prior year period, was primarily due to the impact of expanded gaming in Ohio. During the current year quarter, all of our gaming facilities experienced declines in net revenues, which we attribute to the opening of a new casino in Columbus during October 2012, that impacted our Scioto Downs property, and a new racino located near Cleveland that opened April 2013, which impacted both our Mountaineer and Presque Isle Downs facilities. In addition, both of our Mountaineer and Presque Isle Downs facilities continue to be impacted from the expansion of gaming in Cleveland with a casino that opened in May 2012.

    As a result of the continued expansion of gaming in Ohio, all of our gaming facilities have experienced the impact of operating in a highly competitive environment. We have increased our promotional offerings at our properties in order to compete with the significant and sustained increases in promotional offers at many of our competitors. Although we believe that the current level of promotional offerings in the markets in which we operate will decrease to a normal and sustainable level, we are uncertain as to the timing. We will continue to prudently review our reinvestment levels and will make ongoing adjustments to ensure our properties reflect the appropriate level of offerings to sustain our profitability. In addition, we believe economic uncertainty and slower than anticipated economic recovery continues to impact overall gaming results in our regional markets.

    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other expected to open in December 2013 and the relocation of a racetrack to Austintown, Ohio, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at our properties.

  •
  During the three months ended September 30, 2013, we incurred $2.7 million in strategic transaction costs related to merger proposals including the pending merger with Eldorado. These fees consist primarily of legal, financial advisor, accounting and consulting costs.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

        The results of continuing operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)
Revenues:
Gaming	$115,268	$132,020	$349,223	$339,664
Pari-mutuel commissions	4,133	3,824	8,932	8,347
Food, beverage and lodging	11,255	11,105	31,551	27,765
Other	3,791	3,583	9,582	8,141

Revenues	134,447	150,532	399,288	383,917
Less promotional allowances	(5,584)	(4,955)	(16,321)	(12,715)

Net revenues	128,863	145,577	382,967	371,202

Operating expenses:
Gaming	68,073	76,630	204,345	204,006
Pari-mutuel commissions	3,703	3,831	8,931	8,746
Food, beverage, lodging	8,614	8,604	24,409	21,112
Other	2,679	2,358	6,519	5,596
Marketing and promotions	4,187	4,986	11,948	10,325
General and administrative	16,351	17,799	48,861	46,119
Strategic transaction costs	2,723		2,723
Project-opening costs	—	222	—	2,718
Depreciation	7,691	7,880	22,782	19,979
Loss (gain) on the sale or disposal of property	161	—	68	(4)

Total operating expenses	114,182	122,310	330,586	321,118

Operating income	14,681	23,267	52,381	52,605
Interest expense, net	(17,389)	(17,202)	(52,150)	(50,483)
Provision for income taxes	(921)	(729)	(2,260)	(2,077)

(Loss) income from continuing operations	$(3,629)	$5,336	$(2,029)	$45

Financial results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Net Revenues

        Net revenues for the three months ended September 30, 2013, comprised of $119.4 million in gaming and pari-mutuel revenues (92% of total net revenues), and $15.0 million of non-gaming revenues (12% of total net revenues) less $5.6 million of promotional allowances (-4% of total net revenues), decreased $16.7 million, or 11.5%, compared to net revenues for the three months ended September 30, 2012, comprised of $135.8 million in gaming and pari-mutuel revenues (93% of total net revenues), and $14.7 million of non-gaming revenues (10% of total net revenues) less $5.0 million of promotional allowances (-3% of total net revenues). The decrease was primarily attributable to the following components.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended September 30, 2013 of $115.3 million represents a $16.7 million, or 12.7%, decrease compared to the prior year period. The decrease of $16.7 million is comprised of a decrease in slot revenue, table gaming revenue, and poker revenue of $15.3 million, $1.2 million, and $0.2 million, respectively. Slot revenue decreased by $5.2 million at Mountaineer, $4.7 million at Presque Isle Downs, and $5.4 million at Scioto Downs. The decrease in slot revenue at Mountaineer and Presque Isle Downs was primarily due to continued competitive pressures principally from the casino in Cleveland, which opened in May 2012, and the racino near Cleveland, which opened in April 2013. The decrease in slot revenue at Scioto Downs was primarily due to the incremental competition from an additional casino opening in Columbus in October 2012. The decrease in table gaming and poker revenue at our Mountaineer and Presque Isle Downs facilities were due to the same factors impacting our slot revenues.

        Gaming revenue at Mountaineer decreased by $5.8 million, or 11.6%, to $44.2 million for the three months ended September 30, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $5.2 million, $0.5 million and $0.1 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $5.5 million, or 12.6%, to $38.3 million for the three months ended September 30, 2013, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $4.7 million, $0.7 million and $0.1 million, respectively.

        Gaming revenue at Scioto Downs, which decreased by $5.4 million, or 14.2% for the three months ended September 30, 2013 compared to the prior year period, is comprised entirely of slot revenue.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended September 30, 2013 of $4.1 million represents a $0.3 million, or 8.1%, increase compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs for the three months ended September 30, 2012 remained relatively flat at $0.9 million compared to the prior year period.

        Pari-mutuel commissions at Mountaineer increased by $0.1 million, or 7.5%, to $1.9 million for the three months ended September 30, 2013 compared to the prior year period. The increase was due to better exposure to our export signal and a 7.2% increase in handle compared to an industry handle increase of 1.3%, according to Equibase. Pari-mutuel commissions at Presque Isle Downs increased by $0.1 million, or 12.6%, compared to the prior year period. The increase of $0.1 million is due to a change in the days of the week in which live racing occurs.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended September 30, 2013 of $11.3 million represents a $0.2 million, or 1.3%, increase compared to the prior year period. The increase was primarily attributable to increased food offerings at Scioto Downs with the opening of the buffet and sports bar in August 2012, partially offset by decreases at Mountaineer and Presque Isle Downs, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.3 million, or 5.0%, to $5.2 million for the three months ended September 30, 2013, compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs decreased by $0.1 million, or 3.9%, to $3.2 million for the three months ended September 30, 2013, compared to the prior year period.

        Food and beverage revenue at Scioto Downs increased by $0.6 million, or 24.8%, to $2.8 million for the three months ended September 30, 2013, compared to the prior year period.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's spa, fitness center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services; and from special events at our entertainment and convention centers. Other revenues for the three months ended September 30, 2013 of $3.8 million represent a $0.2 million, or 5.8%, increase compared to the prior year period. The increase is comprised primarily of a $0.2 million increase in entertainment revenues from our summer concert series, primarily attributable to our Scioto Downs facility which did not have the concert series in the prior year.

Promotional Allowances

        Promotional allowances increased by $0.6 million, or 12.7%, to $5.6 million for the three months ended September 30, 2013, compared to the prior year period. The increase was primarily attributable to an increase at Scioto Downs, which reported an increase in promotional allowances of $0.9 million for the three months ended September 30, 2013, offset by decreases at Mountaineer and Presque Isle Downs of $0.2 million and less than $0.1 million, respectively, which is consistent with the fluctuation in food, beverage and lodging revenue at the properties.

Operating Expenses

Gaming

        Gaming expense for the three months ended September 30, 2013 of $68.1 million represents an $8.6 million, or 11.2%, decrease compared to the prior year period. The decrease of $8.6 million is comprised of a decrease in gaming taxes and assessments of $8.0 million and other gaming operating costs of $0.6 million. The decrease in gaming taxes during the third quarter of 2013 is consistent with the decrease in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue increased to 52.1% for the three months ended September 30, 2013, compared to 51.6% for the prior year period. This increase is partially due to a requirement at Scioto Downs, effective July 1, 2013, to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. As a result, the prospective effective tax rate for Scioto Downs will be 42.8%. In addition, due to our requirement at Presque Isle Downs to contribute a minimum $10.0 million annually as a local share assessment, our effective tax rate at the facility has increased to 57.6% compared to 56.4% in the prior year period due to the impact of the minimum payment on our declining gaming revenues. At Mountaineer, gaming taxes and assessments as a percentage of gaming revenue was 54.3% for the three months ended September 30, 2013, compared to 54.2% in the prior year period.

Pari-Mutuel

        Pari-mutuel expense decreased by $0.1 million, or 3.3%, to $3.7 million compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense for the three months ended September 30, 2013 of $8.6 million was flat compared to the prior year period. Our gross profit margin for the three months ended September 30, 2013 remained relatively flat at 23.5% compared to 22.5%, an increase of 1.0% compared to the prior year period.

Other

        Other expense increased by $0.3 million, or 13.6%, to $2.7 million for the three months ended September 30, 2013, compared to the prior year period. The increase was attributable to Scioto Downs and Presque Isle Downs of $0.3 million and $0.1 million, respectively, of other expense offset by a decrease of $0.1 million at Mountaineer. The fluctuation in other expense is consistent with the change in other revenues at the properties.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.8 million, or 16.0%, to $4.2 million for the three months ended September 30, 2013, compared to the prior year period. The decrease was primarily due to a decrease in advertising spending at all three properties compared the prior year.

General and Administrative

        General and administrative expense decreased by $1.5 million, or 8.1%, to $16.4 million for the three months ended September 30, 2013 compared to the period year period. The decrease was primarily attributable to the decrease in variable compensation related expenses which decreased as operating results declined, the absence of severance costs in the current year period and the reduction in consulting and other related costs due to cost containment efforts, which was partially offset by an increase in property taxes related to the VLT facility at Scioto Downs.

Strategic Transaction Costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013 and other proposed strategic transactions, we incurred costs during the three months ended September 30, 2013 of $2.7 million. These costs were comprised primarily of legal, financial advisor, accounting and consulting costs.

Project-Opening Costs

        Project opening costs decreased by $0.2 million for the three months ended September 30, 2013 compared to the prior year period. The costs for the three months ended September 30, 2012 were related to the opening of our Scioto Downs gaming facility and were comprised of direct salaries and wages, legal and consulting fees, utilities and advertising. There were no project opening costs during the current year period.

Depreciation

        Depreciation expense decreased by $0.2 million, or 2.4%, to $7.7 million for the three months ended September 30, 2013 compared to the prior year period. The decrease was attributable to a $0.5 million decrease at Mountaineer due to the aging of certain assets; which was offset by an increase of $0.2 million at Scioto Downs from the completion of the gaming facility in 2012 and an increase of $0.1 million at Presque Isle Downs from the completion of certain capital additions in late 2012.

Interest Expense, net

        Interest expense, net increased by $0.2 million, or 1.1%, to $17.4 million for the three months ended September 30, 2013 compared to the prior year period. The increase was primarily due to $0.1 million of incremental interest associated with the issuance of $5.6 million of PIK notes during 2012 and an increase of $0.1 million due to capitalized interest recorded in the prior year period related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest during the three months ended September 30, 2013.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $0.9 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. The third quarter of 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $0.8 million, as well as a city income tax provision of $0.1 million. The third quarter of 2012 provision reflected the recording of additional valuation allowances on deferred tax assets of $0.7 million.

Financial results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Net Revenues

        Net revenues for the nine months ended September 30, 2013, comprised of $358.2 million in gaming and pari-mutuel revenues (93% of total net revenues), and $41.1 million of non-gaming revenues (11% of total net revenues) less $16.3 million of promotional allowances (-4% of total net revenues), increased $11.8 million, or 3.2%, compared to net revenues for the nine months ended September 30, 2012, comprised of $348.0 million in gaming and pari-mutuel revenues (93% of total net revenues), and $35.9 million of non-gaming revenues (10% of total net revenues) less $12.7 million of promotional allowances (-3% of total net revenues). The increase was primarily attributable to the following components.

Gaming

        Gaming revenues for the nine months ended September 30, 2013 of $349.2 million represents a $9.6 million, or 2.8%, increase compared to the prior year period. The increase of $9.6 million is comprised of an increase in slot revenue of $18.1 million, offset by a decrease in table gaming and poker revenue of $7.5 million and $1.0 million, respectively. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs, which provided for an increase in gaming revenue of $51.7 million, offset by decreases at Presque Isle Downs and Mountaineer of $17.5 million and $16.1 million, respectively, due to continued competitive pressures principally from expansion of gaming in Ohio, which did not commence until May 2012, as it relates to the competitive pressures on our properties. The decrease in table gaming and poker revenue at our Mountaineer and Presque Isle Downs facilities were due to the same factors impacting our slot revenues.

        Gaming revenue at Mountaineer decreased by $20.3 million, or 13.1%, to $135.3 million for the nine months ended September 30, 2013 compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $16.1 million, $3.7 million and $0.5 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $21.7 million, or 16.1%, to $113.0 million for the nine months ended September 30, 2013 compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $17.5 million, $3.8 million and $0.4 million, respectively.

        Gaming revenue at Scioto Downs, which opened in June 2012, increased by $51.7 million for the nine months ended September 30, 2013 compared to the prior year period and is comprised entirely of slot revenue.

Pari-Mutuel Commissions

        Pari-mutuel commissions for the nine months ended September 30, 2013 of $8.9 million represent a $0.6 million, or 7.0%, increase compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs increased by $0.6 million, or 35.7%, to $2.1 million for the nine months ended September 30, 2013 compared to the prior year period. The increase is due to year-round simulcasting now being offered at Scioto Downs as well as increased patron traffic from the opening of our gaming facility.

        Pari-mutuel commissions at Mountaineer decreased by $0.1 million, or 1.9%, to $4.4 million for the nine months ended September 30, 2013 compared to the prior year period. The decrease is due to a reduction in the number of daily races as well as competitive pressures as certain racetracks extended their racing times; offset in part by a 1.3% increase in handle for the industry during the third quarter of 2013, according to Equibase.

        Pari-mutuel commissions at Presque Isle Downs increased by $0.1 million, or 4.9%, to $2.4 million for the nine months ended September 30, 2013 compared to the prior year period. The increase is due to a change in the days of the week in which live racing occurs.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the nine months ended September 30, 2013 of $31.6 million represents a $3.8 million, or 13.6%, increase compared to the prior year period. The increase was primarily attributable to the opening of various dining amenities upon the opening of our gaming facility at Scioto Downs, partially offset by a decrease at Mountaineer, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $1.0 million, or 6.6%, to $15.1 million for the nine months ended September 30, 2013 compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs decreased by $0.1 million, or 0.9%, to $8.6 million for the nine months ended September 30, 2013 compared to the prior year period.

        Food and beverage revenue at Scioto Downs provided increased by $4.9 million, or 169.1%, to $7.8 million for the nine months ended September 30, 2013 compared to the prior year period.

Other Revenues

        Other revenues for the nine months ended September 30, 2013 of $9.6 million represent a $1.4 million, or 17.7%, increase compared to the prior year period. The increase is comprised primarily of a $1.8 million increase at our Scioto Downs property, which is primarily attributed to increased retail sales, additional entertainment offerings, commissions earned from ATM services due to the new gaming facility, as well as, money received from the Ohio Racing Commission to provide support for racinos and whose funds are provided from a portion of the taxes collected from casinos in Ohio; which was partially offset by decreases at Mountaineer and Presque Isle Downs of $0.2 million and $0.1 million, respectively, primarily due to a decline in commissions earned from ATM and check cashing services as a result of decreased patron traffic.

Promotional Allowances

        Promotional allowances increased by $3.6 million, or 28.4%, to $16.3 million for the nine months ended September 30, 2013 compared to the prior year period. The increase was primarily attributable to Scioto Downs, which increased by $3.5 million for the nine months ended September 30, 2013 compared to the prior year period.

Operating Expenses

Gaming

        Gaming expense for the nine months ended September 30, 2013 of $204.3 million represents a $0.3 million, or 0.2%, increase compared to the prior year period. The increase of $0.3 million is comprised of an increase in other gaming operating costs of $1.2 million; partially offset by a decrease in gaming taxes and assessments of $0.9 million. The decrease in gaming taxes is due to the decline in gaming revenues at our Mountaineer and Presque Isle Downs properties; largely offset by an increase at Scioto Downs due to the increase in gaming revenues. On a blended basis, our gaming taxes and assessments percentage of gaming revenue decreased to 51.5% for the nine months ended September 30, 2013 compared to 53.2% for the prior year period, largely due to a lower effective tax rate of 42.6% on slot revenue at our facility at Scioto Downs. Effective July 1, 2013, Scioto Downs is now required to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. As a result, the prospective effective tax rate for Scioto Downs is 42.8%. Our gaming taxes and assessments as a percentage of gaming revenue for the nine months ended September 30, 2013 were 54.3% and 56.2%, respectively, at Mountaineer and Presque Isle Downs. The increase in other gaming operating costs of $1.2 million is attributable to increased costs at Scioto Downs of $2.3 million due to the opening of the new facility in June 2012, partially offset by decreases at Mountaineer and Presque Isle Downs of $0.8 million and $0.3 million, respectively, due to effective control of compensation related costs.

Pari-Mutuel

        Pari-mutuel expense increased by $0.2 million, or 2.1%, to $8.9 million for the nine months ended September 30, 2013 compared to the prior year period. The increase of $0.2 million is due to year-round simulcasting now being offered at Scioto Downs, as well as, increased patron traffic from the opening of our gaming facility.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $3.3 million, or 15.6%, to $24.4 million for the nine months ended September 30, 2013 compared to the prior year period. The increase was attributable to increased costs at Scioto Downs of $3.9 million, partially offset by decreases at Mountaineer and Presque Isle Downs which was consistent with their decline in revenues. Our gross profit margin for the nine months ended September 30, 2013 decreased to 22.6% from 24.0% in the same period prior year. The gross profit margin was primarily impacted by lower revenues and to a lesser extent an increase in certain food costs.

Other

        Other expense increased by $0.9 million, or 16.5%, to $6.5 million for the nine months ended September 30, 2013 compared to the prior year period. The increase was attributable to Scioto Downs and Presque Isle Downs of $0.8 million and $0.1 million, respectively, consistent with the increase in other revenues at these properties.

Marketing and Promotions

        Marketing and promotions expense increased by $1.6 million, or 15.7%, to $11.9 million for the nine months ended September 30, 2013 compared to the prior year period. The increase was due to an increase in marketing costs of $1.8 million at our Scioto Downs facility, in addition to an increase of $0.2 million primarily related to increased promotional giveaways at Presque Isle Downs; which was offset by a decrease of $0.3 million in advertising costs at Mountaineer.

General and Administrative

        General and administrative expense increased by $2.7 million, or 5.9%, to $48.9 million for the nine months ended September 30, 2013 compared to the period year period. The increase was primarily attributable to an increase of $5.9 million in general and administrative costs at Scioto Downs due to increased staffing levels, consulting costs, utility costs, real estate taxes and general operating expenses associated with operations of the new gaming facility, partially offset by a decrease in stock-based compensation expense of $0.6 million from the reversal of unvested compensation and performance awards upon the resignation of our former President and Chief Executive Officer in March 2013, as well as, decreases in compensation related expenses at Mountaineer, Presque Isle Downs and our corporate office due to effective control of variable compensation, effective cost containment initiatives and the impact related to the resignation of our CEO.

Strategic Transaction Costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013 and other proposed strategic developments, we incurred costs during the nine months ended September 30, 2013 of $2.7 million. These costs were comprised primarily of legal, financial advisor, accounting and consulting costs.

Project-Opening Costs

        Project opening costs decreased by $2.7 million for the nine months ended September 30, 2013, compared to the prior year period. The costs for the nine months ended September 30, 2012 were related to the opening of our Scioto Downs gaming facility and were comprised of direct salaries and wages, legal and consulting fees, utilities and advertising. There were no project opening costs during the current year period.

Depreciation

        Depreciation expense increased by $2.8 million, or 14.0%, to $22.8 million for the nine months ended September 30, 2013 compared to the prior year period. The increase was attributable to a $5.7 million increase in depreciation at Scioto Downs from the completion of the gaming facility, partially offset by a decrease of $1.7 million at Mountaineer due to the aging of certain assets and a

$1.2 million decrease at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012.

Interest Expense, net

        Interest expense, net increased by $1.7 million, or 3.3%, to $52.2 million for the nine months ended September 30, 2013 compared to the prior year period. The increase was due to incremental interest expense of $0.3 million incurred as a result of the issuance of $5.6 million in additional PIK interest Notes in 2012 and an increase of $1.3 million due to capitalized interest recorded in the prior year period related to the construction of our gaming facility at Scioto Downs. There was no capitalized interest during the nine months ended September 30, 2013. Also contributing to the increase in interest expense, net was the decrease in interest income of $0.1 million due to reduction in the funds held for construction during 2012.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $2.3 million for the nine months ended September 30, 2013 and $2.1 million for the nine months ended September 30, 2012. The nine months ended September 30, 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $2.6 million, as well as, a city income tax provision of $0.3 million; partially offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits. The release of unrecognized tax benefits was a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. The nine months ended September 30, 2012 provision reflected the recording of additional valuation allowances on deferred tax assets of $2.1 million.

Discontinued Operations

        During the nine months ended September 30, 2012, we recorded expense of approximately $0.3 million related to the proposed settlement of an employee matter related to a former employee of one of our discontinued operations. We did not have any expense related to our discontinued operations during the nine months ended September 30, 2013.

Property Adjusted EBITDA

        Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. With the filing of this Quarterly Report on Form 10-Q, the Company modified its definition of Adjusted EBITDA, to exclude costs associated with strategic transactions and project-openings. These costs are not viewed as part of our ongoing operating results, and their exclusion is consistent with the components of Adjusted EBITDA pursuant to our debt covenant calculations under our Credit Facility. The exclusion of these costs, in the modified definition, more accurately reflects how management measures the operating performance of the Company. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. This non-GAAP financial measure has limitations as an analytical tool, should not be viewed as a substitute for net revenues determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding the Company's ongoing operating results.

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP. Prior period amounts have been updated to reflect the modified Adjusted EBITDA definition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$50,606	$56,467	$151,507	$172,960
Presque Isle Downs & Casino	42,038	47,452	121,706	143,836
Scioto Downs	36,219	41,658	109,754	54,373
Corporate	—	—	—	33

Net revenues	$128,863	$145,577	$382,967	$371,202

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$9,682	$11,229	$27,858	$36,311
Presque Isle Downs & Casino	6,199	8,569	19,857	29,284
Scioto Downs	11,641	15,287	37,218	18,760
Corporate expenses	(2,282)	(3,506)	(7,258)	(9,039)

Consolidated Adjusted EBITDA from continuing operations	25,240	31,579	77,675	75,316
Adjusted EBITDA from discontinued operations	—	(23)	—	(278)

Consolidated Adjusted EBITDA	$25,240	$31,556	$77,675	$75,038

Mountaineer Casino, Racetrack & Resort:
Net income	$7,452	$8,469	$21,210	$27,941
Interest income	—	—	(2)	—
Benefit for income taxes	—	(13)	—	(13)
Depreciation	2,251	2,773	6,701	8,388
Gain on the sale or disposal of property	(21)	—	(51)	(5)

Adjusted EBITDA	$9,682	$11,229	$27,858	$36,311

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)
Presque Isle Downs & Casino:
Net income	$3,373	$5,824	$12,294	$20,337
Interest income and capitalized interest	(1)	(12)	(2)	(41)
Provision for income taxes	621	608	1,862	1,861
Depreciation	2,040	1,939	5,863	7,108
Other regulatory gaming assessments	(16)	210	(279)	18
Loss on the sale or disposal of property	182	—	119	1

Adjusted EBITDA	$6,199	$8,569	$19,857	$29,284

Scioto Downs:
Net income	$7,942	$11,901	$25,968	$12,593
Interest expense (capitalized interest)	22	(107)	61	(1,227)
Provision for income taxes	287	113	997	227
Project-opening costs	—	222	—	2,718
Depreciation	3,390	3,158	10,192	4,449

Adjusted EBITDA	$11,641	$15,287	$37,218	$18,760

Corporate:
Net loss	$(22,396)	$(20,858)	$(61,501)	$(60,826)
Interest expense, net of interest income	17,368	17,321	52,093	51,751
Provision for income taxes	13	21	(599)	2
Strategic transaction costs	2,723	—	2,723	—
Depreciation	10	10	26	34

Adjusted EBITDA	$(2,282)	$(3,506)	$(7,258)	$(9,039)

Discontinued operations:
Net loss	$—	$(23)	$—	$(278)
Provision for income taxes	—	—	—	—

Adjusted EBITDA	$—	$(23)	$—	$(278)

MTR Gaming Group, Inc. (consolidated)
Net (loss) income	$(3,629)	$5,313	$(2,029)	$(233)
Interest expense, net of interest income and capitalized interest	17,389	17,202	52,150	50,483
Provision for income taxes	921	729	2,260	2,077
Depreciation	7,691	7,880	22,782	19,979
Other regulatory gaming assessments	(16)	210	(279)	18
Project-opening costs	—	222	—	2,718
Strategic transaction costs	2,723	—	2,723	—
Loss (gain) on the sale or disposal of property	161	—	68	(4)

Consolidated Adjusted EBITDA	$25,240	$31,556	$77,675	$75,038

        Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, project-opening costs, strategic transaction costs, loss (gain) on debt modification and extinguishment and equity in loss on unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

  •
  Mountaineer's Adjusted EBITDA decreased $1.5 million, or 13.8%, for the three months ended September 30, 2013 and decreased $8.5 million, or 23.3%, for the nine months ended September 30, 2013. The decrease of $1.5 million was primarily due to a decrease in gross margin from gaming operations of $2.5 million; offset in part by a decrease in marketing and promotions and general and administrative costs of $0.8 million. The decrease of $8.5 million was primarily due a decrease in gross margin from gaming operations of $8.7 million.

  •
  Presque Isle Downs' Adjusted EBITDA decreased $2.4 million, or 27.7%, and $9.4 million, or 32.2%, for the three and nine months ended September 30, 2013, respectively. The decrease of $2.4 million was primarily due to a decrease in gross margin from gaming operations of $2.8 million; offset in part by a decrease in marketing and promotions and general and administrative costs of $0.5 million. The decrease of $9.4 million was primarily due to a decrease in gross margin from gaming operations of $9.4 million.

  •
  Scioto Downs' Adjusted EBITDA decreased $3.6 million, or 23.9% for the three months ended September 30, 2013, and increased $18.5 million, or 98.4% for the nine months ended September 30, 2013. The decrease of $3.6 million was primarily due to a decrease in gross margin from gaming, food and beverage and other operations of $3.4 million. The increase of $18.5 million was due to the opening of the new gaming facility in June 2012.

  •
  Corporate Adjusted EBITDA loss decreased $1.2 million, or 34.9%, and $1.8 million, or 19.7%, for the three and nine months ended September 30, 2013, respectively. The decreases were primarily due to decreases in compensation related expenses.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At September 30, 2013, our cash and cash equivalents, excluding restricted cash, totaled $86.1 million. As of September 30, 2013, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $5.3 million. This amount is available for payment of future purse obligations at our discretion and is held in bank accounts of the horsemen's association.

        At September 30, 2013, we had total debt in the aggregate principal amount of $558.3 million; net of discounts, all of which was secured, and cash collateralized letters of credit and surety bonds of approximately $1.7 million. At September 30, 2013, there were no borrowings under the $20.0 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, any other contemplated capital expenditures and short-term funding requirements for the next twelve months, as well as the amounts required for the remaining capital investment requirements of our gaming facility at Scioto Downs as discussed in the Capital Expenditures section that follows.

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

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Nine Months Ended September 30,
	2013	2012
	(unaudited, in thousands)
Cash flow summary
Net cash provided by operating activities	$7,579	$18,602
Net cash used in investing activities	(36,950)	(15,533)
Cash provided by (used in) financing activities	333	(157)

Net (decrease) increase in cash and cash equivalents	$(29,038)	$2,912

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $7.6 million during the nine months ended September 30, 2013 compared to net cash provided by operating activities of $18.6 million during the nine months ended September 30, 2012. Current period non-cash expenses included in operating activities of $29.1 million consist primarily of $25.6 million of depreciation and amortization and $2.6 million related to deferred income taxes. In 2012, non-cash expenses of $25.8 million included depreciation and amortization of $22.8 million. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of approximately $19.5 million and $6.9 million during the nine months ended September 30, 2013 and 2012, respectively.

Investing Cash Flow

        Net cash used in investing activities was $37.0 million during the nine months ended September 30, 2013, comprised primarily of the $25.0 million payment of the Ohio VLT license fee and capital expenditures (net of reimbursements) of $12.1 million. During the nine months ended September 30, 2012, net cash used in investing activities was $15.5 million, comprised principally of capital expenditures (net of reimbursements) of $110.1 million and the $25.0 million payment of the Ohio VLT license fee, offset by the use of funds held for construction in the amount of $120.9 million.

Financing Cash Flow

        Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2013, comprised of $0.5 million in proceeds from the exercise of stock options, partially offset by $0.2 million due to the purchase and retirement of treasury stock. Cash used in financing activities was

$0.2 million during the nine months ended September 30, 2012, which included the payment of financing costs of $0.2 million.

        During the nine months ended September 30, 2012, cash flows from operating and financing activities excludes the portion of the interest payable on the Senior Secured Second Lien Notes that was satisfied with PIK Interest on February 1 and August 1, 2012, resulting in the issuance of additional Notes of $5.6 million.

Capital Expenditures

        During the nine months ended September 30, 2013, additions to property and equipment and other capital projects aggregated $11.7 million, net of reimbursements, which included new slot machines and other gaming equipment at our properties, renovations at grandstand clubhouse renovations at Scioto Downs, and other maintenance related expenditures at Mountaineer and Presque Isle Downs.

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. Development, construction and equipment costs are expected to be approximately $125.0 million over a required three-year period commencing in May 2012. During the nine months ended September 30, 2013, we expended approximately $2.0 million on qualifying capital purchases. As of September 30, 2013, we have expended a total of $113.7 million of the required $125.0 million on qualifying capital expenditures. The project also included certain other development related expenditures, which are not included in the $113.7 million above, for which a determination has not been made as to whether any such costs will be included in satisfying the investment requirement.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During July 2012 we received notification from the West Virginia Lottery Commission that Mountaineer is eligible for approximately $3.7 million of reimbursement from the modernization fund ("2012 Fund"), which will be effective for the period July 1, 2012 through June 30, 2014. As of September 30, 2013, we have utilized $0.1 million of the 2012 Fund based on qualifying capital expenditures of $0.2 million. During the third quarter of 2013, Mountaineer received notification that an additional $3.7 million has been granted for the period July 1, 2013 through June 30, 2015.

        We anticipate spending up to a total of approximately $5.4 million during the remainder of 2013 on capital expenditures.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at September 30, 2013.

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

        On September 9, 2013, we entered into a definitive agreement with Eldorado pursuant to which MTR will combine with Eldorado. At the request of Eldorado, MTR will commence one or more consent solicitations with respect to obtaining certain amendments and waivers of the indenture underlying MTR's 11.5% Senior Secured Second Lien Notes due August 1, 2019 on terms and conditions as may be agreed upon between Eldorado and MTR.

Contractual Obligations

        There have been no material changes during the nine months ended September 30, 2013 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the Merger Agreement entered into in conjunction with the proposed merger of MTR Gaming Group, Inc. and Eldorado Resorts LLC, as further discussed in Note 1 in our consolidated financial statements which are included elsewhere in this report.

Other Liquidity Matters

Financing the Mergers

        The Merger Agreement entered provides for, among other things, that as part of the transaction, a cash election option to be offered at $5.15 per share for up to a maximum of $30.0 million (approximately 5.8 million shares of common shares) to the Company's existing stockholders. The Company's shares of common stock which are not exchanged for cash will be exchanged for shares in NewCo, on a one-for-one basis. The Company currently expects to fund all cash elections with its available cash on hand in compliance with its existing Credit Facility and the Indenture.

Regulatory Gaming Assessment

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

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2013 is $5.1 million. The Company paid approximately $0.4 million during the nine months ended September 30, 2013.

Commitments and contingencies

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

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that there have been no material changes since December 31, 2012. We have not substantively changed the application of our policies, except as disclosed in the Note 1 to our consolidated financial statements, which are included elsewhere in this report, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of September 30, 2013. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2012).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At September 30, 2013, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $627.7 million at September 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including our President and Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our President and Chief Operating Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Since the announcement of the Mergers, three putative class action lawsuits have been filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. The first case was filed on September 23, 2013 and is captioned Harris v. MTR Gaming Group, Inc., et al., Case No. 8937-VCG (the "Harris Case"); the second case was filed on September 27, 2013 and is captioned Julian v. MTR Gaming Group, Inc., et al., Case No. 8950-VCG (the "Julian Case"); and the third case was filed on October 14, 2013 and is captioned Morse v. MTR Gaming, Inc., et al., Case No. 9001 (the "Morse Case"). These cases, which purport to be brought as class actions on behalf of all of the Company's stockholders, excluding the members of the Company's board of directors, alleges that the consideration that stockholders will receive in connection with the MTR merger is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. The complaint in the Harris Case also alleges that the Company and Eldorado aided and abetted the alleged breaches by the Company's directors. The complaints in the Julian and Morse Cases alleged that MTR, Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado, Gary Carano, Thomas Reeg and Robert T. Jones aided and abetted the alleged breaches by the Company's directors. The three complaints seek various forms of relief including injunctive relief that would, if granted, prevent the Mergers from being consummated in accordance with the agreed-upon terms. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

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

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is manager by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs, Inc. alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the consolidated balance sheets at September 30, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at September 30, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court and on April 8, 2013 we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013.

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

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the nine months ended September 30, 2013, except as set forth below.

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

The Company will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

        Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on MTR. These uncertainties may impair MTR's ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause customers and others that deal with MTR to seek to change existing business relationships, cease doing business with MTR or cause potential new customers to delay doing business with MTR until the Mergers have been successfully completed. Retention of certain employees may be challenging during the pendency of the Mergers, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, MTR's business following the Mergers could be negatively impacted. In addition, the Merger Agreement restricts MTR from making certain acquisitions and taking other specified actions until the Mergers are completed without the consent of Eldorado. These restrictions may prevent MTR from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

The Merger Agreement contains provisions that may discourage other entities from trying to acquire MTR for greater merger consideration and may require MTR to pay a termination fee.

        The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to MTR that might result in greater value to MTR's stockholders than the Mergers. These provisions include a general prohibition on MTR from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

        In addition, MTR may be required to pay to Eldorado a termination fee of $5.0 million and/or reimburse Eldorado for fees and expenses that it actually incurred in and amount not to exceed $500,000 in certain circumstances involving acquisition proposals for competing transactions.

Purported stockholder class action/derivative complaints have been filed against MTR and the members of MTR's board; an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the Mergers and result in substantial costs.

        Since the announcement of the mergers, several putative class action and/or derivative lawsuits have been filed by purported stockholders of MTR challenging the mergers. The actions generally allege, among other things, that MTR's directors breached their fiduciary duties by approving the merger agreement and the mergers at an unfairly low price and by agreeing to certain provisions in the merger agreement that allegedly make it less likely that other bidders would make successful competing offers for MTR, and that the directors breached their fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction. The derivative claims seek, among other things, an order requiring the relevant MTR directors to pay restitution and/or compensatory damages. The outcome of any such legal proceeding is inherently uncertain and the defense or settlement of any lawsuit or claim may have a material adverse effect on MTR's business, financial condition or results of operations.

MTR will incur substantial transaction-related costs in connection with the Mergers.

        MTR has incurred, and expects to continue to incur, a number of non-recurring transaction-related costs associated with completing the Mergers, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of MTR and Eldorado. These costs may be higher than expected and could have a material adverse effect on MTR's financial conditions and operating results.

        In addition, MTR will use up to $30.0 million of cash on hand to pay the cash consideration in the MTR merger (assuming a full cash election). There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset these and other incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, entered into by and among, MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado Holdco, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 000-20508) filed on September 11, 2013).
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2013	MTR GAMING GROUP, INC.
	By:	/s/ JOSEPH L. BILLHIMER Joseph L. Billhimer PRESIDENT AND CHIEF OPERATING OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, entered into by and among, MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado Holdco, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 000-20508) filed on September 11, 2013).
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document