Form 10-K
period 2013-12-31
MTR GAMING GROUP INC
filed 2014-03-14
CIK 834162

Use these links to rapidly review the document

PART IV
MTR GAMING GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2013, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the Company (based on the number of shares issued and outstanding and the NASDAQ Official Close Price on that date) was $86.8 million.

          As of March 12, 2014, there were 28,144,470 outstanding shares of our Common Stock.

Documents Incorporated by Reference

          Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2014 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the Registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or Form 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2013.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  our dependence on our West Virginia, Pennsylvania and Ohio casinos for substantially all of our revenues and cash flows;

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

        Additionally, the proposed mergers (the "Mergers") with Eldorado Resorts and the related Merger Agreement and provisions therein, as discussed elsewhere herein under "Pending Mergers with Eldorado HoldCo LLC," will create additional risks, uncertainties and other important factors including but not limited to:

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

Overview

        MTR Gaming Group, Inc. ("MTR", the "Company" or "we"), a Delaware corporation, is a hospitality and gaming company that owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania, and Ohio.

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

Pending Mergers with Eldorado HoldCo LLC

        On September 9, 2013, the Company entered into a definitive agreement and plan of merger (as amended, the "Merger Agreement") with Eldorado HoldCo LLC ("Eldorado"), the parent company of Eldorado Resorts, LLC ("Eldorado Resorts"). Pursuant to the Merger Agreement, which was amended November 18, 2013 and February 13, 2014, MTR will combine with Eldorado in a part cash, part stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International) ("Silver Legacy").

        Under the terms of the Merger Agreement, the Company and Eldorado will become wholly-owned subsidiaries of Eclair Holdings Company ("NewCo" or "ERI"), which will become the new holding company for the Company, Eldorado, and their respective subsidiaries and will be renamed "Eldorado Resorts, Inc.," with its shares of common stock to be listed on the Nasdaq Stock Market. The holders of the Company's common stock and Eldorado membership interests prior to the Mergers will together own all of the outstanding shares of common stock of ERI following the transaction.

        The terms of the transaction and Merger Agreement are explained in greater detail in the registration statement on Form S-4 filed by NewCo with the Securities and Exchange Commission (the "SEC"), which is available on the SEC's website at www.sec.gov under "Eclair Holdings Company".

        Completion of the Mergers is subject to a number of customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the effectiveness of the registration statement filed by NewCo on February 13, 2014 with the SEC relating to the NewCo common stock to be issued in the Mergers, and the receipt of required regulatory approvals. The obligation of Eldorado and the Company to complete the Mergers is also conditioned on the combined adjusted EBITDA (as defined in the Merger Agreement) of the Company and Eldorado exceeding $115.0 million during the twelve months ending on the month end immediately preceding the closing of the Mergers. The Merger Agreement provides certain termination rights for both the Company and Eldorado, including a right of either the Company or Eldorado to terminate if the combined adjusted EBITDA of the Company and Eldorado does not exceed $115.0 million during the valuation period. The Merger Agreement also provides that, under certain circumstances, including in the event that (a) the Company's board of directors withdraws, modifies or qualifies its recommendation of the Merger Agreement, (b) the Company fails to comply with its obligations to solicit approval of the Merger Agreement, (c) the Company fails to comply with its obligations to not solicit certain alternative transactions or competing proposals, (d) the Company or its board of directors approves, recommends or endorses an alternative transaction or competing proposal, the Company will be obligated to pay a termination fee of $6.0 million to Eldorado and reimburse Eldorado for up to $1.0 million of its fees and expenses.

        At the request of Eldorado, the Company conducted a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying the Company's 11.5% Senior Secured Second Lien Notes due August 1, 2019. The number of consents received exceeded the number needed to approve the proposed amendments to the indenture, which will permit the formation of a new holding company without requiring the Company to effect a change of control offer under the Notes and indenture. The Company did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

        In addition, in March 2014, we amended our senior secured revolving credit facility (the "Credit Facility") to modify the terms of the agreement and received a waiver of the Change in Control default provisions in anticipation of the Mergers with Eldorado. The waiver modified the covenant requirements for the maximum leverage ratios and minimum interest coverage ratios for the periods beginning September 30, 2014 and thereafter.

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

 Properties

Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Mountaineer, since its acquisition in 1992, has become a diverse gaming, entertainment and convention complex with:

  •
  106,000 square feet of gaming space housing approximately 2,099 slot machines, 39 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

  •
  354 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, 27 suites, a full-service spa and salon, a gourmet coffee shop, a 68-seat upscale steakhouse, a 250-seat buffet, and various casual food and beverage outlets, a retail plaza and indoor and outdoor swimming pools;

  •
  12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

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

  •
  Woodview, an eighteen-hole par 71 golf course measuring approximately 6,200 yards located approximately seven miles from Mountaineer;

  •
  a 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings;

  •
  a 13,650 square foot fitness center which has a full complement of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts; and

  •
  surface parking for approximately 5,300 cars.

        During the year ended December 2013, based upon the play of members of our frequent players program, approximately 72.1% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio, 23.6% to customers from Pennsylvania, 2.7% to customers from West Virginia and 1.6% to customers from other locations, while approximately 71.6% of the total amount played at Mountaineer's table games was attributable to customers from Ohio, 22.2% to customers from Pennsylvania, 1.8% to customers from West Virginia and 4.4% to customers from other locations.

Presque Isle Downs & Casino

        Presque Isle Downs, located in Erie, Pennsylvania, opened for business on February 28, 2007, and commenced table gaming operations on July 8, 2010. The 153,400 square foot facility consists of:

  •
  61,400 square feet of gaming space housing approximately 1,720 slot machines, 37 casino table games and a 9 table poker room, which we began operating on October 3, 2011;

  •
  several dining options, including a 250-seat buffet, a 75-seat upscale steakhouse, a clubhouse restaurant and several bars, as well as entertainment;

  •
  live thoroughbred horse racing conducted from May through September on a one-mile track with a state-of-the-art synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

  •
  on-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast; and

  •
  surface parking for approximately 3,200 cars.

        During the year ended December 2013, based upon the play of members of our frequent players program, approximately 60.7% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Pennsylvania, 31.9% to customers from Ohio, 5.6% to customers from New York and 1.8% to customers from other locations, while approximately 52.7% of the total amount played at Presque Isle Downs' table games was attributable to customers from Pennsylvania, 32.3% to customers from Ohio and 15.0% to customers from other locations.

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

  •
  live standardbred harness horse racing conducted from May through mid-September with barns, paddock and related facilities for the horses, drivers and trainers, as well as a grandstand that can accommodate over 2,600 patrons and an enclosed clubhouse that can accommodate 500 patrons;

  •
  on-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs' races at over 800 sites to which the races are simulcast; and

  •
  surface parking for approximately 3,500 cars.

        During the year ended December 2013, based upon the play of members of our frequent players program, approximately 96.4% of the total amount played in Scioto Downs' VLTs was attributable to customers from Ohio and 3.6% to customers from other locations.

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

Gaming Operations

        Mountaineer's primary competition (and to a lesser extent, Presque Isle Downs) include certain gaming operations in Pennsylvania. Pennsylvania's slot machine law, as amended on January 7, 2010, contemplates the installation of slot machines and table games at up to fourteen locations: (i) seven racetracks (including Presque Isle Downs) each with up to 3,000 slots initially and with the ability to apply to the Pennsylvania Gaming Control Board for up to 5,000 slots and up to 250 table games (six of which, in addition to Presque Isle Downs, are currently operating slots and table games); (ii) five stand-alone casinos with up to 5,000 slots and up to 250 table games (four of which are currently operating slots and table games); and (iii) two resort locations with up to 500 slots each (600 if they also offer table games) and up to 50 table games (both of which are currently operating). The January 7, 2010 amendment of the Pennsylvania slot machine law also authorizes the Gaming Control Board to issue a third resort license (Category 3) after July 20, 2017, under certain circumstances. The Meadows Racetrack & Casino, a harness racetrack located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer, currently operates over 3,300 slot machines and approximately 75 casino table games, including 26 poker tables, as well as various food and beverage outlets. The Rivers Casino, a stand-alone casino located in downtown Pittsburgh, approximately a one-hour drive from Mountaineer and a two-hour drive from Presque Isle Downs, currently operates over 2,900 slot machines and over 100 casino table games, including 30 poker tables, as well as various food, beverage and entertainment venues. Additionally, on May 20, 2011, the Pennsylvania Gaming Control Board approved a Category 3 resort casino to be built at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, approximately 95 miles from Mountaineer. This casino opened July 1, 2013 and currently operates approximately 600 slot machines and 28 casino table games. Further, in September 2007, the Pennsylvania State Horse Racing Commission granted a license to build Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs. The ownership of Valley View Downs has been transferred on two occasions, including the October 2012 approval by the Pennsylvania Harness Racing Commission of the transfer of Valley View Downs' ownership stock to Endeka Entertainment. Endeka Entertainment will need to obtain a casino license from the Pennsylvania Gaming Control Board and furnish its financing commitment in order to move forward with the casino project. Mountaineer, and to a lesser extent Presque Isle Downs, compete with The Rivers Casino and The Meadows Racetrack & Casino for gaming patrons. Likewise, if Endeka Entertainment obtains a gaming license and successfully opens a casino, it would represent new competition for Mountaineer and Presque Isle Downs. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer's primary market, located approximately 40 miles south of Mountaineer in Wheeling, West Virginia. Wheeling Island Casino currently operates approximately 1,400 slot machines, 9 poker tables, and 24 casino table games. Presque Isle Downs also competes with the Seneca Allegany Casino & Hotel in Salamanca, New York, approximately 75 miles away. That facility has approximately 2,000 slot machines, more than 30 table games, and a 413-room hotel with resort amenities.

        Gaming operations in Ohio that have recently commenced or are expected to commence in the near future represent additional competition for Mountaineer, Presque Isle Downs and Scioto Downs. The Horseshoe Casino Cleveland, located in Cleveland, Ohio, approximately 115 miles northwest of Mountaineer and approximately 100 miles southwest of Presque Isle Downs, opened in May 2012. The Horseshoe Casino Cleveland currently operates approximately 1,900 slot machines, 89 casino table games and 30 poker tables. The Hollywood Casino Columbus, located in Columbus, Ohio, only 10 miles northwest of Scioto Downs, opened in October 2012 and currently operates approximately 2,500 slot machines, 70 casino table games and 30 poker tables, as well as various food, beverage and entertainment venues. ThistleDown Racino, a racetrack located in Cleveland, Ohio, approximately 75 miles northwest of Mountaineer and approximately 90 southwest of Presque Isle Downs, commenced VLT operations in the spring of 2013. The renovation project added approximately 1,150 VLTs to the ThistleDown facility, in addition to upgrades to the racetrack's building and grounds. Northfield Park, a racetrack also located in Cleveland, Ohio, opened Hard Rock Rocksino Northfield Park in December 2013, which operates approximately 2,240 slots and includes a Hard Rock Café. Northfield Park is approximately 70 miles northwest of Mountaineer and approximately 100 miles southwest of Presque Isle Downs. Penn National Gaming, which also operates the Hollywood Casino Columbus, will be relocating its Beulah Park racetrack in Columbus, Ohio to Austintown, Ohio. The constructed racetrack facility will feature approximately 850 VLTs, as well as food and beverage options and is expected to open in the second half of 2014. This facility will be approximately 40 miles northwest of Mountaineer and 100 miles southwest of Presque Isle Downs.

        Additionally, Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2013, there were a total of approximately 1,100 LVL's in bars and fraternal organizations in Hancock county, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.

        With the addition of Ohio gaming in 2012, our target market has expanded to include the Cleveland and Columbus markets. The Cleveland market competes with Mountaineer and Presque Isle Downs, while the Columbus market currently includes Scioto Downs and Hollywood Casino Columbus. With respect to casinos in West Virginia, Western Pennsylvania and Northeast Ohio, we estimate Mountaineer's and Presque Isle Downs' market shares were as follows (percentages calculated based upon slot revenues reported by state gaming and lottery agencies):

	Years Ended December 31,
	2013	2012
Market Share (Market A)
Mountaineer Park	13.4%	15.9%
Presque Isle Downs Casino	11.9%	14.9%
Wheeling Island Casino	8.0%	10.6%
Meadows Racetrack and Casino	21.5%	24.2%
Rivers Casino	23.7%	25.9%
Horseshoe Cleveland Casino (opened in May 2012)	12.3%	8.5%
Thistledown (opened in April 2013)	8.7%	0.0%
Northfield Park (opened in December 2013)	0.5%	0.0%

Total Market Share for Market A	100.0%	100.0%

        With respect to the Columbus market, we estimate Scioto Downs' market share was as follows (percentages calculated based upon VLT revenues reported by Ohio gaming and lottery agencies):

	Years Ended December 31,
	2013	2012(1)
Market Share (Market B)
Scioto Downs Racino	48.8%	48.4%
Hollywood Casino Columbus (opened in October 2012)	51.2%	51.6%

Total Market Share for Market B	100.0%	100.0%

(1)
The Hollywood Casino Columbus commenced its gaming operations in October 2012, therefore the 2012 market share percentages presented are for the fourth quarter of 2012

        Scioto Downs has also competed with smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. In March 2013, the Ohio General Assembly passed legislation which effectively bans the Internet cafes by defining use of the computers in these facilities as illegal gambling. Efforts have been underway to enforce the closure of the internet cafes.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets. See "Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from other gaming and racing facilities, and increased competition could have a material adverse effect on us; Approval of gaming in Ohio creates significant new competition" which is included elsewhere in this report.

 Racing and Pari-mutuel Operations

        Mountaineer's racing and pari-mutuel operations compete directly for wagering dollars with racing and pari-mutuel operations at Wheeling Island Casino, which is located approximately 40 miles south of Mountaineer in Wheeling, West Virginia; ThistleDown and Northfield Park, which are both located approximately 75 miles to the northwest of Mountaineer and approximately 95 miles to the southwest of Presque Isle Downs in Cleveland, Ohio; and The Meadows Racetrack & Casino, located approximately 50 miles southeast of Mountaineer in Washington, Pennsylvania. Wheeling Island Casino conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both ThistleDown and Northfield Park conduct pari-mutuel horse racing, with video lottery gaming which commenced in 2013. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer (and to a lesser extent, Presque Isle Downs) would also compete for pari-mutuel wagering patrons with the relocation of a racetrack by Penn National Gaming to Austintown, Ohio, as discussed above, approximately 40 miles from Mountaineer and Valley View Downs in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        Presque Isle Downs faces competition from other racetracks and off-track wagering facilities in Pennsylvania and Ohio as described in the preceding paragraph, as well as from casinos in Western New York. Presque Isle Downs will also compete with Valley View Downs if it is constructed and opens.

        Scioto Downs had an agreement with Beulah Park racetrack in Columbus, Ohio that allowed for each facility's simulcasting to be operational only during its respective live race meets. Upon the opening of our VLT facility in June 2012, the agreement was terminated, as permitted by the provisions of the contract, and accordingly Scioto Downs now offers year round simulcasting. As discussed above, the Beulah Park racetrack will be relocated to Austintown, Ohio. Scioto Downs also competes, to a lesser extent, with casino gambling in Indiana and in Michigan. Further, Scioto Downs faces competition from off-track wagering facilities in Ohio and Pennsylvania.

Employees

        As of March 1, 2014, we had approximately 2,700 employees.

        Mountaineer Casino, Racetrack & Resort.    Mountaineer has approximately 1,300 employees. Approximately 15 of Mountaineer's employees are represented by a union covering our pari-mutuel clerks and certain employees providing simulcast betting services. We have a collective bargaining agreement in place with the pari-mutuel clerks until November 30, 2015. In addition, approximately 75 employees are represented by a union covering our VLT gaming employees pursuant to a collective bargaining agreement that expires March 1, 2015.

        Presque Isle Downs & Casino.    Presque Isle Downs employs approximately 900 people, which increases by approximately 120 during live racing which is generally conducted from May through September. Approximately 44 of Presque Isle Downs' employees are represented by a union covering certain employees providing transportation services pursuant to a collective bargaining agreement that expires October 2, 2016. In addition, approximately 315 of Presque Isle Downs' employees are represented by a union covering certain food & beverage, housekeeping, cash handling and slot services positions pursuant to a collective bargaining agreement that expires August 16, 2016.

        Scioto Downs.    There are approximately 500 employees at Scioto Downs, which increases by approximately 160 during live racing which is generally conducted from May through September. No employees are covered under collective bargaining agreements at Scioto Downs.

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

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several liability on, a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from its property. The presence of, or failure to remediate properly, such materials may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a facility may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third party sites when the owner sent wastes for disposal or treatment. See "Item 1A. Risk factors—Risks related to our business—We are subject to environmental laws and potential exposure to environmental liabilities" which is included elsewhere in this report.

        In connection with our property acquisitions, we typically conduct environmental assessments of the target properties. Based on these assessments, we have identified soil and/or groundwater contamination and other issues (such as the presence of wetlands or asbestos) at certain of our properties that may require further action or involve regulatory oversight. Generally, the contamination issues relate to uses of our properties by the prior landowners and operators. For example, in October 2004, we acquired a property in Pennsylvania that had pre-existing contamination from its former use as a paper manufacturing plant. We entered into a Consent Order with the Pennsylvania Department of Environmental Protection (the "PaDEP") in which we agreed to clean up certain portions of the site in consideration for a covenant not to sue and insulation from liability arising from certain pre-existing contamination, provided we did not exacerbate the pre-existing contamination. We also purchased an Environmental Risk Insurance Policy in the amount of $10 million through October 2014 with respect to the property, which we believe is in excess of any exposure that we may have in this matter. The Company will evaluate the need to renew this insurance policy. In October 2005, we sold the portion of the property that will require further work to a third party who assumed our obligations under the Consent Order and agreed to undertake the required remediation work. However, in the event that the purchaser fails to honor its obligations, we could incur costs related to this matter in the future. In addition, from time-to-time, we are engaged in investigation or remediation efforts at our other properties.

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

        During recent years, a confluence of many factors has contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the common shares and notes issued by publicly owned companies. These factors include the availability and cost of credit, declining business and consumer confidence and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which could negatively impact our ability to access capital and financing (including financing necessary to refinance our existing indebtedness), on terms and at prices acceptable to us, that we would otherwise need in connection with the operation of our businesses.

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

Adverse changes in the U.S. economy may negatively impact our revenues and our ability to access financing.

        Consumer demand for casino properties, such as ours, is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Any adverse change in general economic conditions, such as the recent economic downturn, can adversely affect consumer spending, which can have a negative impact on our ability to generate revenues from our operations. Increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect their operations because most of our patrons travel to our properties by car. The recent global, national and regional economic downturn, including the housing crisis, credit crisis, lower consumer confidence, and other related factors which impact discretionary consumer spending and other economic activities that have direct effects on our business, have resulted in a decline in the gaming and entertainment industry that has adversely impacted our operations. We cannot be sure how long these factors will continue to impact our operations in the future or the extent of the impact.

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

        We currently remain dependent upon Mountaineer, Presque Isle Downs and Scioto Downs for substantially all of our revenues and cash flows. As a result, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to the following risks faced by our Mountaineer, Presque Isle Downs and Scioto Downs operations:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors, a downturn in the overall economy in Mountaineer's, Presque Isle Downs' and Scioto Downs' markets, a decrease in gaming activities in those markets or an increase in competition, including, but not limited to, competition from limited video lottery machines in local bars and fraternal organizations in West Virginia, internet/sweepstakes cafes in Ohio until completely closed, continued competition from gaming facilities in Pennsylvania and Ohio and competition from future gaming facilities in Ohio and Pennsylvania (as further described below) and development of online gaming;

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

        Gaming Operations.    We face substantial competition in each of the markets in which our gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than we do; some are permitted to conduct additional forms of gaming; and some pay substantially lower taxes than we do, which may permit them to spend more for marketing and promotions and thus gain a competitive advantage over us. All of our gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in and around each of the relevant markets. These factors, as well as the legalization of other forms of gaming in the markets in which our gaming facilities are located, including internet gaming, may intensify competitive pressures and could have a material adverse effect on us. See "Approval of gaming in Ohio creates significant new competition" below.

        Mountaineer and Presque Isle Downs compete with hotels, casinos and racetracks in West Virginia, Pennsylvania and Ohio and, to a lesser extent, other surrounding states such as New York. Gaming operations in Ohio have recently commenced or are expected to commence in the near future and represent additional competition for Presque Isle Downs and Mountaineer. The Horseshoe Casino Cleveland, located in Cleveland, Ohio, opened in May 2012. ThistleDown Racino, a racetrack located in Cleveland, Ohio, commenced operations in April 2013. Northfield Park, a racetrack also located in Cleveland, Ohio, commenced gaming operations in December 2013 as Hard Rock Rocksino Northfield Park. These new properties are all within 115 miles of Mountaineer Park and Presque Isle Downs. Additionally, Penn National Gaming also contemplates relocating its racetrack in Columbus, Ohio to Austintown, Ohio. This facility, which is under construction and expected to open in the second-half of 2014, is approximately 40 miles northwest of Mountaineer and 100 miles southwest of Presque Isle Downs. In Pennsylvania, the Pennsylvania State Horse Racing Commission has granted a license to build Valley View Downs racetrack in Lawrence County, Pennsylvania, approximately 45 miles north of Mountaineer and 90 miles south of Presque Isle Downs. The new ownership of Valley View Downs has applied for a casino license from the Pennsylvania Gaming Control Board. In addition, Mountaineer competes with Wheeling Island Casino, located approximately 40 miles south of Mountaineer in Wheeling, West Virginia and smaller gaming operations consisting of limited video lottery machines conducted in local bars and fraternal organizations. Presque Isle Downs also competes with Seneca

Allegany Casino & Hotel in Salamanca, New York, approximately 70 miles away. Additionally, Mountaineer and Presque Isle Downs compete with two casinos in Western Pennsylvania, the Rivers Casino, located in Pittsburgh, Pennsylvania approximately 35 miles from Mountaineer and 120 miles from Presque Isle Downs, and the Meadows Racetrack and Casino, located in Washington, Pennsylvania approximately 35 miles from Mountaineer and 136 miles from Presque Isle Downs. Scioto Downs competes with other casinos in Ohio, primarily the Hollywood Casino Columbus, as well as smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These unregulated establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. However, as a result of recent legislation, these Internet/sweepstakes cafes will be forced to close or significantly limit operations. Mountaineer, Presque Isle Downs and Scioto Downs also compete for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, with racetracks across the country to have their export signal carried by off-track wagering facilities and other guest sites, and for participation by quality racehorses.

        Competing casino, racetrack and resort businesses may expand in the future, and any such expansions might adversely affect our financial condition or results of operations.

        To some extent, all of our gaming properties will compete with casinos in other parts of the United States, including Native American lands, and with, state-sponsored lotteries, on-and-off track pari-mutuel wagering, high-stakes bingo, card clubs, and other forms of legalized gaming. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada, New Jersey and other jurisdictions could result in significant additional competition. Furthermore, several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states could result in strong competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets.

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

        During the year ended December 31, 2013, approximately 72.1% of the total amount played in Mountaineer's slot machines was attributable to customers from Ohio and approximately 31.9% of the total amount played in Presque Isle Downs' slot machines was attributable to customers from Ohio. As a result, we expect that gaming operations at Horseshoe Casino Cleveland and ThistleDown and Northfield Park racetracks (which are both located in the Cleveland area and and opened in 2013) and the future gaming operations at the racetrack to be located in Austintown, Ohio will significantly compete with gaming operations at Mountaineer and Presque Isle Downs. While VLT gaming at Scioto Downs has positively impacted our financial condition and results of operations, we also expect that gaming activity at the Ohio casinos and current and future racinos may negatively impact our results of operations at Mountaineer and Presque Isle Downs and that such negative impact may be material. Although we intend to be proactive in our efforts to mitigate the effects of such competition by continuing to provide first-class customer service at all of our facilities and continuing to manage and reduce our costs, the additional casino gaming facilities permitted pursuant to the Constitutional Amendment and VLT gaming at racetracks in Ohio may materially and adversely affect our results of operations.

        On June 29, 2011, the Ohio legislature approved a bill that would permit any owner of an Ohio racetrack eligible for a permit to operate VLTs to apply to the Ohio State Racing Commission within a two-year period following the effective date of the legislation for a transfer of its racetrack license. To the extent that any such transfer is approved, the owner of such facility will be permitted to operate a temporary facility at its new location while constructing or otherwise preparing its new track. Any transfer of an existing racetrack license will be subject to payment of a relocation fee and any such temporary facility will be required to meet minimum capital investment and structure requirements, each to be established by the Ohio State Racing Commission. Penn National Gaming, Inc. is relocating its Columbus and Toledo racetracks to Austintown, Ohio and Dayton, Ohio, respectively. Relocation of an existing racetrack to Austintown, Ohio will create significant additional competition in one of our primary markets. We expect that such additional competition could have a material adverse effect on our financial conditions and results of operations, particularly on our operations at Mountaineer.

Although licensed, VLT operations at Scioto Downs may be impacted by pending legal challenges and changing legislation and regulations.

        In June 2011, the Governor of Ohio announced a framework for the expansion of gaming in Ohio including the installation of VLTs at Ohio's existing horse racetracks. The Governor authorized and the legislature ratified that each of Ohio's seven racetracks, including Scioto Downs, will be permitted to apply for a 3 year renewable VLT license. Each racetrack will be required to pay a $50 million license fee. For the first ten years, we expect such VLT licenses to be granted only to the seven existing racetracks. The VLT authorization provides that the commission applicable to VLT operations at racetracks is 66.5% of all VLT gross sales revenue and that the racetracks would be required to invest at least $150 million in facilities within three years following licensure, including the cost of VLT machines, with a maximum credit of $25 million for the value of existing facilities and land. It is our belief that the authorization further provides that a racetrack may not operate until such racetrack reaches an agreement that is acceptable to the horse racing industry (or in the alternative an agreement with the Ohio Racing Commission) with respect to funds to benefit the horse racing industry. In addition, the authorization provides that racetracks must open their facilities within three years of being licensed.

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

        VLT operations at the Ohio racetracks are the subject of litigation seeking to prevent such gaming activities, which could potentially halt current or delay future commencement of VLT operations. Specifically, on October 21, 2011, a lawsuit was filed by a public policy group in Ohio challenging the Ohio Governor and legislature's approval of legislation authorizing VLTs at the racetracks. On December 9, 2011, the Ohio Attorney General, on behalf of the Ohio Governor, filed a motion to dismiss this lawsuit for failure to state a claim upon which relief can be granted, as well as on the grounds that the plaintiffs identified in the lawsuit lack standing to bring their claims. The Company and other racetracks and casinos filed motions to intervene in this matter and the motions were approved in February 2012. The litigation was dismissed on May 30, 2012. The plaintiffs appealed the decision on June 28, 2012. On March 13, 2013 the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. The Ohio Supreme Court granted allocatur on July 24, 2013. See "Legal Proceedings" which is included elsewhere in this report. Due to the lawsuit and other risk factors described herein, we cannot assure you that the operation of VLTs at the racetracks, including Scioto Downs, will continue on the terms described above or of the timing of commencement of future operations of VLTs at racetracks in Ohio.

        Scioto Downs also competes with smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. The Internet cafes are not regulated like casino games and do not generate tax revenue. The Ohio General Assembly passed legislation during 2013 that we believe will force the Internet cafes to close or significantly limit operations by defining use of the computers in these facilities as illegal gambling. Efforts have been underway to enforce the closure of these facilities. A ban or regulation of these facilities could be beneficial to our properties as well as other gaming operators in Ohio and surrounding states as a result of possible reduction in competition.

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

        Our officers, directors, and key employees will also be subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which our subsidiaries operate gaming facilities. If any of the applicable gaming authorities were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

        Applicable gaming laws and regulations restrict our ability to issue securities, incur debt and undertake other financing activities. Such transactions would generally require approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to MTR or any of its subsidiaries, MTR and its subsidiaries would be required to sever its and their relationships with that person, which could materially adversely affect our business.

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

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2015, and a proceeds agreement until April 14, 2014. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the Ohio Harness Horsemen's Association until December 31, 2023, with automatic two-year renewals unless either party requests re-negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2015, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date.

        If we fail to maintain operative agreements with the horsemen at any of our racetracks, we will not be permitted to conduct live racing and export and import simulcasting at the applicable racetrack. In addition, if we fail to maintain operative agreements with the horsemen at Mountaineer (including if we do not have in place the legally required proceeds agreement with the Mountaineer pari-mutuel clerks union), we will not be permitted to operate any slot machines or table games at Mountaineer. In addition, if we fail to maintain operative agreements with the horsemen at Presque Isle Downs, we will not be permitted to operate any slot machines or table games at Presque Isle Downs. Also, if we fail to maintain operative agreements with the horsemen at Scioto Downs, we will not be permitted to operate any video lottery terminals or other forms of electronic gaming, such as video lottery poker, at Scioto Downs. Furthermore, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

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

        Our gaming operations at Mountaineer, Presque Isle Downs and Scioto Downs are dependent on our linkage to the states' central systems. Our equipment is connected to these central systems by telephone lines. The central systems track all gaming activity. If the operation of the central systems were disrupted for any reason, including disruption of telephone service, we believe that the states could suspend all gaming operations within the states until normal operation of the systems was restored. Any such suspension could cause a material disruption of our gaming operations and any of the foregoing difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

        From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. Because we accommodate large numbers of patrons and employ many people, our business operations subject us to the risks of lawsuits filed by patrons, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits and our policies of insurance may not be sufficient to pay any or all potential losses, which could result in settlements or damages that could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel.

        We are highly dependent on the services of Joseph L. Billhimer, our President and Chief Operating Officer, and other named executive officers and key employees. We have entered into an employment agreement with Mr. Billhimer, which will expire on April 4, 2015. We have also entered into employment agreements with certain other officers and key managers. The loss of the services of any of these individuals or the inability to replace key employees could have a material adverse effect on our business, financial condition and results of operations.

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

        We also are subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several liability on, a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from its property. The presence of, or failure to remediate properly, such materials may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, the owner of a facility may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third party sites when the owner sent wastes for disposal or treatment. These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. In addition, environmental requirements address the impacts of development on wetlands.

        The possibility exists that additional contamination, as yet unknown, may exist on our properties. Although we believe that any remaining contamination arose from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations, we cannot make any assurances that we will not incur expenditures for environmental investigations or remediation in the future.

        See "Item 1. Business—Regulation and Licensing—Environmental Matters" which is included elsewhere in this report for a detailed discussion.

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

        For competitive reasons, we may be forced to purchase new slot machines, update machine programs or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. Slot machine lease arrangements typically require the payment of a fixed daily rental and participation agreements include payment of a percentage of coin-in or net win amounts. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could have an adverse effect on our profitability.

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business may cause us to incur impairments to indefinite-lived intangible assets or long-lived assets

        We test indefinite-lived intangible assets for impairment annually or if a triggering event occurs and long-lived assets to be held and used whenever indicators of impairment exist. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results. Recoverability of long-lived assets is determined by comparing the net carrying amount to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets or market comparisons.

        Significant negative industry or economic trends, slower growth rates or lack of growth in our business or other disruptions to our business that impact estimates of our future cash flows may cause us to incur impairments to our indefinite-lived intangible assets or long-lived assets, which could be material.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes.

        As of December 31, 2013, we had $570.7 million of indebtedness outstanding under our Senior Secured Second Lien Notes due August 1, 2019 (the "Notes"), including $5.7 million of PIK interest notes issued during 2012, and $20.0 million of unused commitments under the Credit Facility, which has a borrowing availability of $20.0 million and a maturity date of August 1, 2016. No amounts have been drawn under the Credit Facility.

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

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and related interest, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures;

  •
  limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

  •
  affect our ability to satisfy financial suitability standards prerequisite to obtaining new gaming or racing licenses and renewal of existing licenses;

  •
  place us at a competitive disadvantage compared to certain competitors that have proportionately less debt;

  •
  as a result of the failure to comply with the financial and restrictive covenants contained in current or future indebtedness, cause a default under that indebtedness and which, if not cured or waived, could have a material adverse effect on us

  •
  prevent us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of a change of control in the event note holder consent was not received, which would constitute a default under the Indenture governing the Notes, which in turn would trigger a default under the Credit Facility if the Credit Facility remains outstanding after such change of control.

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

        Our ability to make payments of the principal and interest on and refinance our indebtedness will depend on our future performance, our ability to generate cash flow and market conditions, each of which is subject to economic, financial, competitive and other factors beyond our control. Our business may be unable to continue to generate cash flow from operations sufficient to service its debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The failure to comply with the terms of its indebtedness could result in an event of default which, if not cured or waived, could have a material negative effect on us. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets, the credit markets and its financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in increased financing costs or a default on our debt obligations.

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

  •
  engage in transactions with affiliates; and

  •
  consolidate, merge or sell all or substantially all of our assets, other than the Mergers.

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

Risks Related to the Mergers

We will be subject to business uncertainties and contractual restrictions while the mergers are pending.

        Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the mergers are completed, and could cause customers and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new customers to delay doing business with us until the mergers have been successfully completed. Retention of certain employees may be challenging during the pendency of the mergers, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the mergers could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the mergers are completed without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

Termination of the Merger Agreement could negatively impact us.

        In the event the Merger Agreement is terminated, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the merger consideration provided in the Mergers. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $6.0 million to Eldorado and reimburse Eldorado for fees and expenses it actually incurred in an amount not to exceed $1.0 million.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire us for greater merger consideration and may require us to pay a termination fee.

        The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Mergers. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

        In addition, we may be required to pay to Eldorado a termination fee of $6.0 million and/or reimburse Eldorado for fees and expenses that it actually incurred in and amount not to exceed $1.0 million in certain circumstances involving acquisition proposals for competing transactions.

Purported stockholder class action/derivative complaints have been filed against us and the members of our board; an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the Mergers and result in substantial costs.

        Since the announcement of the Mergers, several putative class action and/or derivative lawsuits have been filed by purported stockholders of the Company challenging the mergers. The actions, which have been consolidated, generally allege, among other things, that our directors and current President breached their fiduciary duties by approving the Merger Agreement and the Mergers at an unfairly low price and by agreeing to certain provisions in the Merger Agreement that allegedly make it less likely that other bidders would make successful competing offers for us, and that the directors and current President breached their fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction. The derivative claims seek, among other things, injunctive relief and an order requiring our relevant directors to pay restitution and/or compensatory damages. The outcome of any such legal proceeding is inherently uncertain and the defense or settlement of any lawsuit or claim may have a material adverse effect on our business, financial condition or results of operations. See Item 3. "Legal Proceedings" for additional information.

We will incur substantial transaction-related costs in connection with the Mergers.

        We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Mergers, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and Eldorado. These costs may be higher than expected and could have a material adverse effect on MTR's financial conditions and operating results.

        In addition, we will use up to $35.0 million of cash on hand to pay the cash consideration in the Mergers (assuming a full cash election), with $5 million being funded by Eldorado. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset these and other incremental transaction-

related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

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

        Since the announcement of the Mergers, three putative class action lawsuits have been filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. The first case was filed on September 23, 2013 and is captioned Harris v. MTR Gaming Group, Inc., et al., Case No. 8937-VCG (the "Harris Case"); the second case was filed on September 27, 2013 and is captioned Julian v. MTR Gaming Group, Inc., et al., Case No. 8950-VCG (the "Julian Case"); and the third case was filed on October 14, 2013 and is captioned Morse v. MTR Gaming, Inc., et al., Case No. 9001 (the "Morse Case"). All three cases have been consolidated into In Re: MTR Gaming Group, Inc. Stockholder Litigation Consol. C.A.No. 8937—VCP. This consolidated case, which purports to be brought as a class action on behalf of all of the Company's stockholders, excluding the members of the Company's board of directors, alleges that the consideration that stockholders will receive in connection with the MTR merger is inadequate and that the Company's directors and current President breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. The complaints contained in the consolidated case allege that MTR, Eldorado, Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado, Gary Carano, Thomas Reeg and Robert T. Jones aided and abetted the alleged breaches by the Company's directors and current President. The consolidated complaint seeks various forms of relief including injunctive relief that would, if granted, prevent the Mergers from being consummated in accordance with the agreed-upon terms. The Company believes that the allegations are without merit and intends to defend the actions.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. We are continuing our efforts of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant Rectenwald Buehler Architects, Inc., has joined five additional vendors/subcontractors as co-defendants to the case, which filed preliminary objections. The final set of objections was denied in October 2013. Pre-trial discovery is ongoing.

        Scioto Downs, Inc., in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a notice of Appeal to the Ohio Supreme Court. On July 24, 2013 The Ohio Supreme Court granted allocatur, agreeing to hear this matter as a companion case to another matter that is before the Court. Oral argument has not yet been scheduled in either case.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at December 31, 2013 and 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania which occurred on November 19, 2013. On March 11, 2014, the Superior Court made a determination that it would not address the case on its merits which ultimately results in affirmation of the prior judgment.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "MNTG". On March 12, 2014, the NASDAQ Official Closing Price for our common stock was $5.33. As of March 12, 2014, there were 726 of record holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future.

        The following table sets forth the range of high and low closing sale prices for our common stock for the two fiscal years ended December 31, 2012 and 2013.

	Stock Price
	High	Low
Year Ended December 31, 2012:
First Quarter	5.24	1.86
Second Quarter	5.72	4.24
Third Quarter	5.26	3.20
Fourth Quarter	4.29	2.74
Year Ended December 31, 2013:
First Quarter	4.50	3.27
Second Quarter	4.54	2.95
Third Quarter	4.90	3.28
Fourth Quarter	5.84	4.65

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2013, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,525,658	$4.20	1,716,012

        The Company previously maintained a 2000 Employee Stock Incentive Plan, a 2001 Employee Stock Incentive Plan, a 2002 Employee Stock Incentive Plan, a 2004 Employee Stock Incentive Plan, a 2005 Employee Stock Incentive Plan and a 2007 Employee Stock Incentive Plan (collectively, the "Prior Plans"). During 2010, the stockholders approved and the Company implemented, the 2010 Long-Term Incentive Plan (the "2010 Plan") so that it had a single vehicle for granting long-term incentive awards going forward, and to have the ability to grant certain forms of incentive awards previously not available under the Prior Plans. While the 2010 Plan replaced the Prior Plans as the means pursuant to which we grant long-term incentive awards to executive officers, certain key employees and non-employee directors, any awards granted under the Prior Plans will remain in place subject to the terms and conditions of the Prior Plans.

 Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and an industry peer group index based upon companies which are publicly traded with the same four digit standard industrial classification code ("SIC") as the Company (SIC 7990—Miscellaneous Amusement and Recreational Services) for the past five years since December 31, 2008. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MTR GAMING GROUP, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

	Year Ended
Index Description	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MTR GAMING GROUP, INC.	$100.00	$77.38	$120.83	$111.31	$248.21	$307.14
NASDAQ MARKET INDEX	100.00	145.34	171.70	170.34	200.57	281.14
SIC CODE INDEX(1)	100.00	142.36	171.30	179.88	247.18	394.26

(1)
The peer group includes, but is not limited to, the following companies: Caesars Acquisition Company, Great Canadian Gaming Corporation, Century Casinos Inc., Gaming Partners International, Nevada Gold & Casinos Inc., Dover Downs Gaming & Entertainment, Florida Gaming Corp., Empire Global Gaming Inc. and Concorde Gaming Corp.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth summary consolidated financial and other data as of and for each of the five years ended December 31, 2013. The summary consolidated financial data have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	Fiscal Years Ended December 31,
	2013	2012(1)	2011	2010(2)	2009
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Gaming	$454,583	$445,848	$385,300	$382,514	$400,583
Pari-mutuel commissions	11,163	10,368	10,206	11,181	12,806
Food, beverage and lodging	40,631	36,489	32,604	32,265	31,973
Other	12,692	11,392	11,067	8,737	8,764

Total revenues	519,069	504,097	439,177	434,697	454,126
Less promotional allowances(8)	(21,278)	(17,108)	(14,302)	(11,574)	(10,857)

Net revenues	497,791	486,989	424,875	423,123	443,269

Operating income(3)	63,875	65,955	47,572	47,759	22,847

Loss from continuing operations(4)	(9,131)	(5,447)	(51,153)	(4,963)	(23,698)
(Loss) income from discontinued operations(5)(6)	—	(277)	788	(153)	1,160

Net loss	$(9,131)	$(5,724)	$(50,365)	$(5,116)	$(22,538)

Loss per share from continuing operations:
Basic	$(0.32)	$(0.19)	$(1.84)	$(0.18)	$(0.86)
Diluted	$(0.32)	$(0.19)	$(1.84)	$(0.18)	$(0.86)
Balance Sheet Data:
Cash and cash equivalents	$100,124	$115,113	$85,585	$53,820	$44,755
Working capital(7)	61,457	45,342	45,479	28,824	26,281
Current assets	125,996	134,681	102,392	70,512	72,160
Current liabilities	64,539	89,339	56,913	41,688	45,879
Total assets	652,960	679,075	640,871	493,509	503,013
Long-term obligations (current portion)	—	—	—	1,255	6,618
Long-term obligations (net of current portion)	558,834	556,716	548,933	376,830	375,885
Total liabilities	646,959	665,382	622,544	425,274	429,740
Total stockholders' equity	6,001	13,693	18,327	68,235	73,273

(1)
The operations of the VLT gaming facility at Scioto Downs commenced June 1, 2012.

(2)
Presque Isle Downs commenced table gaming on July 8, 2010.

(3)
Operating income for 2013 includes strategic transaction costs of $4.4 million related to merger proposals including the pending mergers with Eldorado. These fees consist primarily of legal, financial advisor, accounting and consulting costs. Operating income for 2012 includes (i) project-opening costs of $2.7 million related to Scioto Downs; and (ii) other regulatory gaming assessment costs of $0.4 million related to Presque Isle Downs. Operating income for 2011 includes (i) a lease bonus payment of $2.1 million related to the lease of mineral rights on land parcels that

  Mountaineer controls or holds the mineral rights; (ii) project-opening costs of $0.2 million related to Presque Isle Downs and Scioto Downs; (iii) impairment losses in the aggregate amount of $0.7 million related to non-operating real properties; and (iv) other regulatory gaming assessment costs of $5.9 million related to Presque Isle Downs. Operating income for 2010 includes (i) project-opening costs of $1.4 million related to Presque Isle Downs which commenced table gaming on July 8, 2010; (ii) other regulatory gaming assessment costs of $0.8 million related to Presque Isle Downs; and (iii) strategic costs of $0.5 million associated with lobbying and gaming efforts in Ohio. Operating income for 2009 includes (i) impairment losses in the aggregate amount of $10.4 million related to non-operating real properties and $1.5 million that fully impaired the goodwill for Mountaineer; (ii) strategic costs of $9.8 million associated with lobbying and gaming efforts in Ohio; and (iii) a charge of $1.6 million related to a legal settlement with a former Chairman, President and Chief Executive Officer.

(4)
Loss from continuing operations for 2013 includes an income tax valuation allowance of $3.4 million that was provided in excess of MTR's deferred tax benefits. Loss from continuing operations for 2012 includes an income tax valuation allowance of $3.2 million that was provided in excess of MTR's deferred tax benefits. Loss from continuing operations for 2011 includes (i) a loss on debt extinguishment in the aggregate amount of $34.4 million resulting from the write-offs of deferred financing fees and original issue discount and the payment of tender and redemption fees to the holders of MTR's repurchased $260 million 12.625% Senior Secured Notes and MTR's repurchased $125 million 9% Senior Subordinated Notes; and (ii) an income tax valuation allowance of $3.9 million that was provided in excess of MTR's deferred tax benefits. Loss from continuing operations for 2009 includes (i) a loss on debt modification in the aggregate amount of $1.8 million resulting from the write-offs of deferred financing fees; and (ii) a loss on debt extinguishment of $1.3 million resulting from the write-off of deferred financing fees and payment of consent fees to the holders of MTR's repurchased $130 million 9.75% Senior Unsecured Notes.

(5)
The operating results MTR-Harness, Inc. and North Metro Harness Initiative, LLC (d/b/a Running Aces Harness Park) were reflected as discontinued operations in 2009. Corresponding reclassifications have been made to the presentation of the prior periods.

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

(7)
Working capital is equal to current assets less current liabilities.

(8)
In the Quarterly Report on Form 10-Q for the period ended September 30, 2013, the classification of costs related to discretionary coupons previously reported within marketing and promotions was revised to report such costs as a component of promotional allowances. All periods presented have been revised to reflect this revision.

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

        In conjunction with the pending Mergers with Eldorado, in September 2013 we formed several entities to assist in facilitating the Mergers: Eclair Holdings Company, a wholly owned subsidiary ("NewCo" or "ERI"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo and Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo. These entities had no assets or operations as of December 31, 2013. Refer to Part I, Item 1. "Business" above for additional information regarding the pending Mergers with Eldorado.

Our Properties:

        We operate racino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. The majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our racing operations, hotel, dining, retail and entertainment offerings. Our gaming operations are highly dependent on the volume and spending levels of our customers, which, in turn, may affect the prices we can charge for our hotel, dining and other amenities. All of our properties generate positive cash flow, which is essential to debt service and to funding maintenance capital expenditures.

        Mountaineer currently operates 2,096 slot machines, 12 poker tables and 39 casino table games and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 1,720 slot machines, 9 poker tables and 37 casino table games. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs began operating its newly constructed VLT gaming facility in June 2012 and currently operates 2,107 VLTs. In addition, Scioto Downs offers live harness horse racing from May through September, operating 90 live racing days and year-round pari-mutuel wagering. Prior to the opening of the VLT facility, Scioto Downs' pari-mutuel wagering was restricted to the months of May through October pursuant to a previous agreement with Beulah Park, which limited the offering of pari-mutuel wagering to the months in which live racing was offered. Upon the opening of the VLT facility in June 2012, this agreement expired and Scioto Downs now offers year-round simulcasting.

        Discontinued operations include (i) MTR Harness, Inc. and its interest in North Metro Harness Initiative, LLC; (ii) Jackson Racing, Inc. and its interest in Jackson Trotting Association, LLC; (iii) Binion's Gambling Hall & Hotel; and (iv) the Ramada Inn and Speedway Casino.

Pending Mergers with Eldorado HoldCo LLC:

        On September 9, 2013, the Company entered into the Merger Agreement with Eldorado, the parent company of Eldorado Resorts, LLC. Pursuant to the Merger Agreement, which was amended November 18, 2013 and February 13, 2014, the Company will combine with the parent company of Eldorado Resorts, LLC in a part cash, part stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy (a 50/50 joint venture with MGM Resorts International).

        Under the terms of the Merger Agreement, the Company and Eldorado will become wholly-owned subsidiaries of ERI, which will become the new holding company for the Company, Eldorado, and their respective subsidiaries and will be renamed "Eldorado Resorts, Inc.," with its shares of common stock listed on the Nasdaq Stock Market. The holders of the Company's common stock and Eldorado membership interests prior to the mergers will together own all of the outstanding shares of common stock of ERI following the transaction.

        The Merger Agreement provides that, upon completion of the Mergers, the Company's stockholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription for cash consideration), either (i) one share of NewCo common stock, or (ii) $6.05 in cash in exchange for each share of the Company's common stock they own immediately prior to completion of the Mergers (the "MTR Exchange Ratio"); provided that no more than $35.0 million in cash will be exchanged for the Company's shares of common stock. The members of Eldorado will collectively receive, in the aggregate, an amount of merger consideration equaling to the product of (a) Eldorado's adjusted EBITDA for the twelve months ending on the most recent month end preceding the closing date by at least twenty days (the "Report Date") and (b) 6.81, with such amount being adjusted for Eldorado's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of the Company which is capped at $7.0 million, the value of Eldorado's interest in Silver Legacy, and the amount of restricted cash on Eldorado's balance sheet (if any) relating to the credit support required in connection with Silver Legacy's credit facility. The value of Eldorado's interest in Silver Legacy is equal to the product of (x) Eldorado's proportionate ownership interest in Silver Legacy which, through a subsidiary, is expected to be 50% at the closing of the Mergers, and (y) the product of (A) Silver Legacy's adjusted EBITDA for the twelve months ending on the Report Date and (B) 6.81, with such amount being adjusted for Silver Legacy's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Silver Legacy, each such adjustment in proportion to Eldorado's ownership interest, the amount of the subordinated notes made by Eldorado to Silver Legacy, and Eldorado's portion of the difference between the capital accounts of the members of Silver Legacy. As a result, the members of Eldorado will receive, in the aggregate, the number of shares of NewCo common stock equal to quotient obtained by dividing the merger consideration as calculated in the two preceding sentences by an implied price per share of $6.05 for NewCo common stock (the "Eldorado Merger Shares"). The number of Eldorado Merger Shares issued to Eldorado members is subject to a post-closing adjustment based on a final post-closing calculation of the components of the Eldorado Valuation. The MTR Exchange Ratio and the number of Eldorado Merger Shares are subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving the Company's common stock. The Mergers are expected to qualify as tax-free transfers of property to NewCo for federal income tax purposes.

        Completion of the Mergers is subject to a number of customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the effectiveness of the amended registration statement filed by NewCo on February 13, 2014 with the SEC relating to the NewCo common stock to be issued in the Mergers, and the receipt of required regulatory approvals. The obligation of Eldorado and the Company to complete the Mergers is also conditioned on the combined adjusted EBITDA (as defined in the Merger Agreement) of the Company and Eldorado exceeding $115.0 million during the twelve months ending on the month end immediately preceding the closing of the Mergers. The Merger Agreement provides certain termination rights for both the Company and Eldorado, including a right of either the Company or Eldorado to terminate if the combined adjusted EBITDA of the Company and Eldorado does not exceed $115.0 million during the valuation period. The Merger Agreement also provides that, under certain circumstances, including in the event that (a) the Company's board of directors withdraws, modifies or qualifies its recommendation of the Merger Agreement, (b) the Company fails to comply with its obligations to solicit approval of the Merger Agreement, (c) the Company fails to comply with its obligations not to solicit certain alternative transactions or competing proposals, or (d) the Company or its board of directors approves, recommends or endorses an alternative transaction or competing proposal, the Company will be obligated to pay a termination fee of $6.0 million to Eldorado and reimburse Eldorado for up to $1.0 million of its fees and expenses.

        The terms of the transaction and Merger agreement are explained in greater detail in the registration statement on Form S-4 filed by NewCo with the Securities and Exchange Commission (the "SEC"), which is available on the SEC's website at www.sec.gov under "Eclair Holdings Company".

Property Development:

        During the third quarter of 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. The gaming facility build-out, which was fully operational in August 2012, is approximately 132,000 square feet, including 83,000 square feet of gaming space to accommodate up to 2,500 VLTs and four food and beverage outlets. The property includes a 100-seat casual dining restaurant and an 82-seat bar/lounge, as well as a 273-seat buffet.

        During the second quarter of 2012, we entered into an agreement to manage and operate a new third party developed Wyndham hotel to be located adjacent to our Presque Isle Downs property. The hotel broke ground in July 2012 and is expected to open in mid-2014.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the year ended December 31, 2013, our property slot win percentage is in the range of 7% - 9% of slot handle, and our table game win percentage is in the range of 19% - 21% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the year ended December 31, 2013, our property daily net win per slot is in the range of $175 - $205, and for Presque Isle Downs and Mountaineer our daily net win per table is $887 and $1,313, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. ADR is calculated by dividing total room revenue, including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms. We calculate ADR with and without the impact of complimentary rooms. RevPAR is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available. Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available. The primary drivers in changes to our ADR and RevPAR calculations include: room inventory, which from time to time is impacted by renovations and maintenance; retail room rates, which are reviewed periodically and may fluctuate based on day of the week, group utilization, etc.; and the mix of cash and complimentary patron volumes which impact our occupancy levels. For the years ended December 31, 2013 and 2012, our ADR was $82 and $81, respectively, excluding complimentary rooms and $47 and $48, respectively, including complimentary rooms. Room inventory was consistent for 2013 compared to 2012, average room rates increased slightly between the two periods; however occupancy levels and revenue decreased slightly. RevPAR for the years ended December 31, 2013 and 2012 was approximately $42 and $43, respectively, including complimentary rooms.

Financial Summary:

        The significant factors affecting our results for the year ended December 31, 2013, compared to the year ended December 31, 2012, were:

  •
  The increase in net revenues of $10.8 million for the year ended December 31, 2013, compared to the prior year, was primarily due to a full year of operations of our gaming facility at Scioto Downs which opened in June 2012. This increase was offset in part by decreases in net revenues at Presque Isle Downs and Mountaineer which were attributable to increased competition in Ohio.

    As a result of the continued expansion of gaming in Ohio, all of our gaming facilities continue to experience the impact of operating in a highly competitive environment. We have increased our promotional offerings at our properties in order to compete with the significant and sustained increases in promotional offers at many of our competitors. Although we believe that the current level of promotional offerings in the markets in which we operate will decrease to a normal and sustainable level, we are uncertain as to the timing. We will continue to prudently review our reinvestment levels and will make ongoing adjustments to ensure our properties reflect the appropriate level of offerings to sustain our margins. In addition, we believe economic uncertainty, gaming market saturation and slower than anticipated economic recovery continues to impact overall gaming results in our regional markets.

    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at our properties.

  •
  Strategic transaction costs in 2013 of $4.4 million related to merger proposals including the pending mergers with Eldorado consisting primarily of legal, financial advisor, accounting and consulting costs.

  •
  Project opening expenses in 2012 of $2.7 million associated with the opening of our Scioto Downs gaming facility. There were no project opening costs during 2013.

  •
  Depreciation increase of $2.9 million due to Scioto Downs from the completion of the gaming facility, partially offset by decreases at Mountaineer and Presque Isle Downs due to full depreciation of certain assets and slot machines at those properties.

  •
  The increase of $1.7 million in interest expense for the year ended December 31, 2013, compared to the prior year was due primarily to $1.3 million of capitalized interest recorded in 2012 related to the construction of our gaming facility at Scioto Downs.

Results of Operations

        The results of continuing operations are summarized below:

	2013	2012	2011
	(in thousands)
Revenues:
Gaming	$454,583	$445,848	$385,300
Pari-mutuel commissions	11,163	10,368	10,206
Food, beverage and lodging	40,631	36,489	32,604
Other	12,692	11,392	11,067

Revenues	519,069	504,097	439,177
Less promotional allowances(1)	(21,278)	(17,108)	(14,302)

Net revenues	497,791	486,989	424,875

Operating expenses:
Gaming	266,703	267,195	244,268
Pari-mutuel commissions	11,267	11,083	11,410
Food, beverage, lodging	31,795	28,554	23,697
Other	8,309	7,374	6,271
Marketing and promotions(1)	16,249	13,926	9,403
General and administrative	64,732	62,738	52,963
Strategic transaction costs	4,365	—	—
Project opening costs	—	2,705	197
Depreciation	30,458	27,511	27,939
Impairment loss	—	—	685
Loss (gain) on the sale or disposal of property	38	(52)	470

Total operating expenses	433,916	421,034	377,303

Operating income	63,875	65,955	47,572
Interest expense, net	(69,539)	(67,825)	(60,014)
Loss on debt extinguishment	—	—	(34,364)
Provision for income taxes	(3,467)	(3,577)	(4,347)

Loss from continuing operations	$(9,131)	$(5,447)	$(51,153)

(1)
The classification of costs related to discretionary coupons previously reported within marketing and promotions was revised to report such costs as a component of promotional allowances. All periods presented have been revised to reflect this revision.

Financial results for the year ended December 31, 2013 compared to the year ended December 31, 2012

Net Revenues

        Net revenues for the year ended December 31, 2013, comprised of $465.7 million in gaming and pari-mutuel revenues (94% of total net revenues), $53.3 million of non-gaming revenues (11% of total net revenues) less $21.3 million of promotional allowances (-4% of total net revenues), increased $10.8 million, or 2.2%, compared to net revenues for the year ended December 31, 2012, comprised of $456.2 million in gaming and pari-mutuel revenues (94% of total net revenues), $47.9 million of non-gaming revenues (10% of total net revenues) less $17.1 million of promotional allowances (-4% of total net revenues). The increase was primarily attributable to the growth of gaming and food, beverage, and lodging revenues partially offset by increased promotional allowances, as discussed further in the following sections.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the year ended December 31, 2013 of $454.6 million represents an $8.7 million, or 2.0%, increase compared to the prior year. The increase of $8.7 million is comprised of an increase in slot revenue of $17.8 million, offset by a decrease in poker and table gaming revenue of $1.1 million and $8.0 million, respectively. The increase in slot revenue was primarily due to the opening of our gaming facility at Scioto Downs in June 2012, which provided incremental gaming revenue of $55.2 million, offset in part by a decrease at Mountaineer Park and Presque Isle Downs of $17.2 million and $20.2 million, respectively. The decrease in slot revenue at Mountaineer and Presque Isle Downs was primarily due to continued competitive pressures principally from the casino in Cleveland, which opened in May 2012, and the two new racinos, which opened in April 2013 and December 2013, near Cleveland. The decrease in poker and table gaming revenue at our Mountaineer and Presque Isle Downs facilities were due to the same factors impacting our slot revenues.

        Gaming revenue at Mountaineer decreased by $21.4 million, or 10.9%, to $175.6 million for the year ended December 31, 2013, compared to the prior year. The decrease is comprised of a decrease in slot, poker and table gaming revenue of $17.2 million, $0.6 million and $3.6 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $25.0 million, or 14.8%, to $144.6 million for the year ended December 31, 2013, compared to the prior year. The decrease is comprised of a decrease in slot, poker and table gaming revenue of $20.2 million, $0.5 million and $4.4 million, respectively.

        Gaming revenue at Scioto Downs, increased by $55.2 million, or 69.6%, to $134.4 million for the year ended December 31, 2013, compared to the prior year. The increase over prior year is comprised entirely of VLT revenue and was due to a full year of operations during 2013 compared to the six months of operations in the prior year as the gaming facility opened in June 2012.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the year ended December 31, 2013 of $11.2 million represents a $0.8 million, or 7.7%, increase compared to the prior year. The increase is primarily attributable to Scioto Downs due to increased patronage generated from the opening of the gaming facility in June 2012, as well as, year-round simulcasting being offered at the property during 2013 versus 2012 when an agreement with Beulah Park restricted the wagering to the period from May through October.

        Pari-mutuel commissions at Mountaineer, increased by $0.1 million, or 1.7%, to $6.0 million for the year ended December 31, 2013, compared to the prior year.

        Pari-mutuel commissions at Presque Isle Downs, increased by $0.1 million, or 3.3%, to $2.6 million for the year ended December 31, 2013, compared to the prior year.

        Pari-mutuel commissions at Scioto Downs, increased by $0.6 million, or 31.5%, to $2.6 million for the year ended December 31, 2013, compared to the prior year.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the year ended December 31, 2013 of $40.6 million represents a $4.1 million, or 11.4%, increase compared to the prior year. The increase was primarily attributable to increased food offerings at Scioto Downs with the opening of its casual dining restaurant and center bar/lounge in June 2012 and the opening of its sports bar and buffet in August 2012, partially offset by decreases at Mountaineer, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $1.1 million, or 5.3%, to $19.6 million for the year December 31, 2013, compared to the prior year. The decrease of $1.1 million is comprised of a decrease in food and beverage revenue of $0.9 million and a decrease in lodging revenue of $0.2 million.

        Food and beverage revenue at Presque Isle Downs for the year ended December 31, 2013 of $11.1 million was flat compared to the prior year.

        Food and beverage revenue at Scioto Downs increased by $5.3 million, or 111.3%, to $10.0 million for the year ended December 31, 2013, compared to the prior year.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services; and from special events at our entertainment and convention centers. Other revenues for the year ended December 31, 2013 of $12.7 million represent a $1.3 million, or 11.4%, increase compared to the prior year. The increase is comprised primarily of a $1.7 million increase at Scioto Downs, which is primarily attributed to increased retail sales, additional entertainment offerings and commissions earned from check cashing and ATM services due to the new gaming facility, as well as, money received from the Ohio Racing Commission to provide support for racinos whose funds are provided from a portion of the taxes collected from casinos in Ohio; which was partially offset by decreases at Mountaineer and Presque Isle Downs of $0.2 million and $0.1 million, respectively, due to a decline in commissions earned from check cashing and ATM services as a result of decreased patron traffic.

Promotional Allowances

        Promotional allowances increased by $4.2 million, or 24.4%, to $21.3 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily attributable to an increase at Scioto Downs of $3.8 million and to a lesser extent an increase at Presque Isle Downs of $0.4 million. Promotional allowances at Mountaineer were flat to prior year. The increase at Scioto Downs was due to the opening of the gaming facility in June 2012, while the increase at Presque Isle Downs was related to an increase in promotional offerings required to compete with the significant and sustained increases in promotional offers at our direct competitors.

Operating Expenses

Gaming

        Gaming expense for the year ended December 31, 2013 of $266.7 million represents a $0.5 million, or 0.2%, decrease compared to the prior year. The decrease of $0.5 million is comprised of a decrease in gaming taxes and assessments of $1.5 million; partially offset by an increase in other gaming operating costs of $0.5 million. The decrease in gaming taxes is due to the decline in gaming revenues at our Mountaineer and Presque Isle Downs properties; largely offset by an increase at Scioto Downs due to the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 51.6% for the year ended December 31, 2013 (excluding the $0.1 million charge for other gaming assessment costs) compared to 52.8% (excluding the $0.4 million charge for other gaming assessment costs) for the prior year, largely due to a lower effective gaming tax rate of 42.7% on slots revenue at our facility at Scioto Downs compared to Mountaineer and Presque Isle Downs. Effective July 1, 2013, Scioto Downs is now required to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to purses for racing will increase by 1.5%, thereby increasing the prospective annual tax rate for Scioto Downs, when combined with the funding for gaming addiction, to 44.3%. Our gaming taxes and assessments as a percentage of gaming revenue for the year ended December 31, 2013 were 54.3%, 56.7% and 42.7%, respectively, at Mountaineer, Presque Isle Downs and Scioto Downs. Our gaming taxes and assessments as a percentage of gaming revenue for the year ended December 31, 2012 were 54.2%, 55.9% and 42.5%, respectively, at Mountaineer, Presque Isle Downs and Scioto Downs. The increase in other gaming operating costs of $0.6 million is attributable to increased costs at Scioto Downs of $2.3 million due to the opening of the new facility in June 2012, partially offset by decreases at Mountaineer and Presque Isle Downs of $1.2 million and $0.5 million, respectively, due to effective control of compensation related costs.

Pari-Mutuel

        Pari-mutuel expense increased by $0.2 million, or 1.7%, to $11.3 million for the year ended December 31, 2013, compared to the prior year. The increase of $0.2 million is attributable to increases at Scioto Downs and Presque Isle Downs of $0.2 million and $0.1 million, respectively; partially offset by a decrease at Mountaineer of $0.1 million. The increase at Scioto Downs is due to year-round simulcasting now being offered, as well as, increased patron traffic from the opening of the gaming facility. The increase at Presque Isle Downs is due to increases in simulcasting and transmission costs from the addition of new signals being added to the racing program. Decreases at Mountaineer are primarily related to effective control of variable operating costs.

Food, Beverage and Lodging

        Food, beverage and lodging expense increased by $3.2 million, or 11.3%, to $31.8 million for the year ended December 31, 2013, compared to the prior year. The increase was attributable to increased costs at Scioto Downs of $3.8 million, partially offset by decreases at Mountaineer of $0.4 million and Presque Isle Downs of $0.2 million. The decreases at Mountaineer are consistent with their decline in revenues, while the decrease at Presque Isle Downs was due to improvements in variable operating costs. Our gross profit margin for the year ended December 31, 2013 of 21.7% was flat compared to the prior year.

Other

        Other expense increased by $0.9 million, or 12.7%, to $8.3 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily attributable to Scioto Downs of $0.8 million, which is consistent with the increase in other revenues for the property.

Marketing and Promotions

        Marketing and promotions expense increased by $2.3 million, or 16.7%, to $16.2 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily due to an increase in marketing costs of $2.3 million at Scioto Downs for a full year of operations in 2013, in addition to an increase of $0.2 million primarily related to increased promotional giveaways at Presque Isle Downs; which was offset by a decrease of $0.2 million in advertising costs at Mountaineer.

General and Administrative

        General and administrative expense increased by $2.0 million, or 3.2%, to $64.7 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily attributable to an increase of $5.9 million in general and administrative costs at Scioto Downs due to increased staffing levels, consulting costs, utility costs, real estate taxes and general operating expenses associated with operations of the new gaming facility for the full year in 2013, partially offset by a decrease of $3.6 million in compensation related expenses, including annual and long-term incentive compensation, at Mountaineer, Presque Isle Downs and our corporate office. The decreases were due to control of variable compensation, cost containment initiatives, reduction in annual incentive compensation due to a decline in current year operating results over the prior year and the impact related to the resignation of our former President and Chief Executive Officer in March 2013, which include a reduction in long-term incentive compensation due to the reversal of unvested compensation and performance awards recorded upon his resignation.

Strategic Transaction Costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013 and other strategic considerations, we incurred costs during the year ended December 31, 2013 of $4.4 million. These costs were comprised primarily of legal, financial advisor, accounting and consulting costs.

Project Opening Costs

        Project opening costs decreased by $2.7 million for the year ended December 31, 2013, compared to the prior year. The costs for the year ended December 31, 2012 related to the opening of our Scioto Downs gaming facility and were comprised of direct salaries and wages, legal and consulting fees, utilities and advertising. There were no project opening costs during 2013.

Depreciation

        Depreciation expense increased by $2.9 million, or 10.7%, to $30.5 million for the year ended December 31, 2013, compared to the prior year. The increase was attributable to a $5.8 million increase in depreciation at Scioto Downs from the full year of operations of the gaming facility in 2013, partially offset by a decrease of $1.8 million at Mountaineer and a $1.0 million decrease at Presque Isle Downs due to the full depreciation of certain assets at those properties, including the majority of the slot machines at Presque Isle Downs that became fully depreciated during the first quarter of 2012.

Interest Expense, net

        Interest expense, net increased by $1.7 million, or 2.5%, to $69.5 million for the year ended December 31, 2013, compared to the prior year. The increase relates to $1.3 million in capitalized interest incurred in 2012 as a result of the construction of our gaming facility at Scioto Downs, $0.2 million in additional interest incurred due to the issuance of $5.7 million of additional Notes as a result of the interest payments due on February 1, 2012 and August 1, 2012 being satisfied in cash and PIK Notes, and a $0.2 million decrease in interest income.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $3.5 million for the year ended December 31, 2013 and $3.6 million for the year ended December 31, 2012. The provision for 2013 reflects the recording of additional valuation allowances on deferred assets in the amount of $3.4 million, as well as a city income tax provision of $0.3 million; partially offset by a benefit of $0.2 million related to the reversal of unrecognized tax benefits. The release of unrecognized tax benefits was a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. For the year ended December 31, 2012, the provision reflected the recording of additional valuation allowances on deferred tax assets of $3.2 million, as well as a city income tax provision of $0.4 million.

Financial results for the year ended December 31, 2012 compared to the year ended December 31, 2011

Net Revenues

        Net revenues for the year ended December 31, 2012, comprised of $456.2 million in gaming and pari-mutuel revenues (94% of total net revenues), $47.9 million of non-gaming revenues (10% of total net revenues) less $17.1 million of promotional allowances (-4% of total net revenues), increased $62.1 million, or 14.6%, compared to net revenues for the year ended December 31, 2011, comprised of $395.5 million in gaming and pari-mutuel revenues (93% of total net revenues), $43.7 million of non-gaming revenues (10% of total net revenues) less $14.3 million of promotional allowances (-3% of total net revenues). The increase was primarily attributable to the growth of gaming and food, beverage, and lodging revenues partially offset by increased promotional allowances, as discussed further in the following sections.

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

Promotional Allowances

        Promotional allowances increased by $2.8 million, or 19.6%, to $17.1 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily attributable to the opening of our gaming facility at Scioto Downs, coupled with increased offerings for our customers through the launch of the new loyalty program during the second quarter of 2012 and increased rated play frequency at our properties.

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

Marketing and Promotions

        Marketing and promotions expense increased by $4.5 million, or 48.1%, to $13.9 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to the opening of the Scioto Downs gaming facility, which contributed $3.2 million, increased marketing promotions at our other properties, and the December 2011 addition of our Chief Marketing Officer.

General and Administrative

        General and administrative expense increased by $9.8 million, or 18.5%, to $62.7 million for the year ended December 31, 2012, compared to the prior year. The increase was primarily attributable to an increase in general and administrative costs at Scioto Downs of approximately $7.1 million over the prior year. The increase is attributable to increasing staffing levels, consulting costs, utility costs and general operating expenses associated with operations of the new gaming facility, an increase in compensation costs, including salaries and related benefits, paid time off and other incentive compensation costs of $2.0 million, excluding Scioto Downs, as compared to the prior year and an increase in other compensation under the annual incentive plan, excluding Scioto Downs, in the aggregate amount of $0.4 million, as compared to the prior year.

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

Depreciation

        Depreciation expense decreased by $0.4 million, or 1.5%, to $27.5 million for the year ended December 31, 2012, compared to the prior year. The decrease is attributed to a $6.3 million decrease in depreciation at Presque Isle Downs as the majority of their slot machines were fully depreciated during the first quarter of 2012 and a $1.1 million decrease at Mountaineer due to the full depreciation of certain assets at that property. These decreases were partially offset by an increase in depreciation at Scioto Downs as a result of the completion of the VLT gaming facility.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $3.5 million and $3.6 million for the year ended December 31, 2013 and 2012, respectively, and was largely the result of increases in our valuation allowances.

Property Adjusted EBITDA

        Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. During 2013, the Company modified its definition of Adjusted EBITDA to exclude costs associated with strategic transactions and project-openings. These costs are not viewed as part of our ongoing operating results, and their exclusion is consistent with the components of Adjusted EBITDA pursuant to our debt covenant calculations under our Credit Facility. The exclusion of these costs, in the modified definition, more accurately reflects how management measures the operating performance of the Company. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. This non-GAAP financial measure has limitations as an analytical tool, should not be viewed as a substitute for net revenues determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding the Company's ongoing operating results.

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP. Prior period amounts have been updated to reflect the modified Adjusted EBITDA definition:

	Year Ended December 31,
	2013	2012
	(dollars in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$196,912	$219,506
Presque Isle Downs & Casino	155,231	180,681
Scioto Downs	145,648	86,769
Corporate	—	33

Net revenues	$497,791	$486,989

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$35,840	$43,498
Presque Isle Downs & Casino	23,336	35,092
Scioto Downs	49,441	29,561
Corporate expenses	(9,959)	(11,641)

Consolidated Adjusted EBITDA from continuing operations	$98,658	96,510
Adjusted EBITDA from discontinued operations	—	(277)

Consolidated Adjusted EBITDA	$98,658	$96,233

Mountaineer Casino, Racetrack & Resort:
Net income	$26,976	$32,760
Interest income	(6)	—
Benefit for income taxes	(15)	(13)
Depreciation	8,925	10,755
Gain on the sale or disposal of property	(40)	(4)

Adjusted EBITDA	$35,840	$43,498

Presque Isle Downs & Casino:
Net income	$12,949	$22,265
Interest income and capitalized interest	(3)	(63)
Provision for income taxes	2,472	3,586
Depreciation	7,918	8,961
Other regulatory gaming assessments	(78)	391
Loss (gain) on the sale or disposal of property	78	(48)

Adjusted EBITDA	$23,336	$35,092

Scioto Downs:
Net income	$34,553	$20,333
Interest expense (capitalized interest)	83	(1,227)
Provision (benefit) for income taxes	1,224	—
Project opening costs	—	2,705
Depreciation	13,581	7,750

Adjusted EBITDA	$49,441	$29,561

	Year Ended December 31,
	2013	2012
	(dollars in thousands)
Corporate:
Net loss	$(83,609)	$(80,805)
Interest expense, net of interest income	69,465	69,115
(Benefit) provision for income taxes	(214)	4
Strategic transaction costs	4,365	—
Depreciation	34	45

Adjusted EBITDA	$(9,959)	$(11,641)

Discontinued operations:
Net loss	$—	$(277)
Provision for income taxes	—	—

Adjusted EBITDA	$—	$(277)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(9,131)	$(5,724)
Interest expense, net of interest income and capitalized interest	69,539	67,825
Provision for income taxes	3,467	3,577
Depreciation	30,458	27,511
Other regulatory gaming assessments	(78)	391
Project opening costs	—	2,705
Strategic transaction costs	4,365	—
Loss (gain) on the sale or disposal of property	38	(52)

Consolidated Adjusted EBITDA	$98,658	$96,233

        Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, project opening costs, strategic transaction costs, loss (gain) on debt modification and extinguishment and equity in loss on unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

  •
  Mountaineer's adjusted EBITDA decreased $7.7 million, or 17.6%, to $35.8 million for the year ended December 31, 2013 compared to 2012. The decrease of $7.7 million was primarily due to a decrease in gross margin from gaming operations of $8.7 million, and a decrease in food, beverage and lodging margin of $0.6 million; offset by an increase in pari-mutuel commissions margin of $0.2 million, and a decrease in marketing and promotions and general and administrative expenses in the aggregate of $1.6 million. The decreases in gross margin are the result of declines in revenue as a result of competitive pressures, while the decreases in marketing and promotions and general and administrative costs are due to the control of variable operating costs on a decreased revenue base.

  •
  Presque Isle Downs' adjusted EBITDA decreased $11.8 million, or 33.5%, to $23.3 million for the year ended December 31, 2013 compared to 2012. The decrease of $11.8 million was primarily due to a decrease in gross margin from gaming operations of $11.7 million (exclusive of gaming assessment charges in the amounts of $(0.1) million and $0.4 million, respectively, in 2013 and 2012), a decrease in the gross margin for other income of $0.3 million, and an increase in marketing and promotions expenses of $0.2 million. The decreases were offset by an increase in food and beverage margin by $0.1 million and decrease in general and administrative expenses of $0.7 million. The decreases in gross margins are the result of a decline in revenues as a result of competitive pressures, while the increases in marketing costs are due to increased promotions for our customers to drive patron traffic.

  •
  Scioto Downs' adjusted EBITDA increased $19.9 million, or 67.3%, to $49.4 million for the year ended December 31, 2013 compared to 2012. The increase of $19.9 million was primarily due to the operations of the VLT gaming facility that opened June 1, 2012.

  •
  Corporate adjusted EBITDA loss decreased $1.7 million, or 14.4%, to $10.0 million for the year ended December 31, 2013 compared to 2012. The decrease was principally due to a decrease in general and administrative expenses of $1.7 million. The decrease in general and administrative expenses is primarily due a reduction in compensation related costs related to the resignation of our former President and Chief Executive Officer in March 2013.

Liquidity and Sources of Capital

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

        At December 31, 2013, our cash and cash equivalents, excluding restricted cash, totaled $100.2 million. As of December 31, 2013, Mountaineer has contributed funds for racing purses which exceed our purse payment obligations by $4.1 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts of the horsemen's association.

        At December 31, 2013, we had total debt in the aggregate principal amount of $558.8 million; net of discounts, all of which was secured, and surety bonds and letters of credit totaling $4.4 million of which $2.0 million were cash collateralized and shown as restricted cash on our consolidated balance sheets. At December 31, 2013, there were no borrowings under the $20.0 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, utilization of up to $30 million in conjunction with the offer to repurchase up to $35.0 million of the Company's common stock under the proposed merger agreement with Eldorado (additional $5.0 million to be funded by Eldorado), any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

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

 Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Years Ended December 31,
	2013	2012
	(in thousands)
Cash flow summary
Net cash provided by operating activities	$27,185	$45,125
Net cash used in investing activities	(42,507)	(15,440)
Net cash provided by (used in) financing activities	333	(157)

Net (decrease) increase in cash and cash equivalents	$(14,989)	$29,528

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $27.2 million during 2013 compared to $45.1 million during 2012. Current period non-cash expenses included in operating activities, consisting primarily of depreciation and amortization, were $39.5 million. In 2012, non-cash expenses included $35.9 million consisting primarily of depreciation and amortization. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of $(3.2) million during the year ended December 31, 2013, compared to $15.0 during the year ended December 31, 2012. The decrease in operating assets and liabilities from the prior year is primarily due to the timing of payments on accounts payable and accrued expenses, as well as, an increase in cash interest paid in 2013 compared to 2012 as a result of the election to satisfy a portion of the February and August 2012 payments in PIK Notes, which aggregated $5.7 million.

Investing Cash Flow

        Net cash used in investing activities was $42.5 million during 2013, comprised primarily of a $25.0 million payment of the Ohio video lottery terminal license fee and net capital expenditures of $14.7 million. During 2012, net cash used in investing activities was $15.4 million, comprised primarily of net capital expenditures aggregating $118.1 million and a $25.0 million payment of the Ohio video lottery terminal license fee, offset by the use of funds held for construction in the amount of $130.1 million.

Financing Cash Flow

        Net cash provided by financing activities was $0.3 million during 2013 compared to net cash used in financing activities of $0.2 million during 2012. Financing activities for 2013 include $0.5 million in proceeds from the exercise of stock options, offset by the purchase and retirement of treasury stock in the amount of $0.2 million. Financing activities for 2012 included the payment of financing costs of $0.2 million.

        During the year ended December 31, 2012, cash flows from operating and financing activities excludes $5.7 million, which represents the portion of the interest payable on the Senior Secured Lien Notes that was satisfied with PIK Notes on February 1 and August 1, 2012.

 Capital Expenditures

        During the year ended December 31, 2013, additions to property and equipment and other capital projects aggregated $17.8 million, which included $6.1 million for new slot machines at all three properties, $4.5 million for maintenance and renovations at Mountaineer, and $1.3 million on the construction of barns at Presque Isle Downs.

        During 2012, we completed the final phase of construction on our gaming facility at Scioto Downs. Development, construction and equipment costs were required to be approximately $125.0 million over a required 3-year period. During the years ended December 31, 2013, 2012 and 2011 we expended approximately $2.1 million, $106.7 million, and $5.0 million, respectively, related to construction costs and equipment purchases. In addition, we had previously submitted to the Ohio Lottery Commission ("OLC") certain other development related costs for consideration in satisfying our investment requirement. Through correspondence with the OLC during the fourth quarter of 2013, and a report issued on the qualifying capital expenditures that were submitted for consideration, we have been advised that we have met our obligation of the required $125.0 million investment.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the years ended December 31, 2013, 2012 and 2011, Mountaineer was reimbursed $1.7 million, $0.8 million and $1.5 million, respectively, on qualified capital expenditures. As of December 31, 2013, Mountaineer remains eligible for approximately $6.9 million under annual modernization fund grants that expire in varying dates through June 30, 2015. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of approximately $15.0 million or $13.7 million after anticipated reimbursements from West Virginia on qualified capital expenditures of $1.3 million, during 2014 on capital expenditures. Gross expenditures for 2014 are expected to include $4.7 million for slot machines, $5.9 million for facility improvements, upgrades and related equipment, $2.0 million for hotel renovations, and $2.4 million for other equipment and capital expenditures.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at December 31, 2013.

        On March 7, 2014, the Credit Facility was amended to modify the terms of the agreement and we received a waiver of (a) the "default" or "event of default" that would have been occurred upon consummation of the proposed merger with Eldorado, and (b) any breach of the Credit Facility that may result from the payment of up to $35.0 million to repurchase shares of MTR common stock in connection with the proposed merger and (c) that the proposed merger transaction would not constitute a change of control for any purpose under the Credit Facility. Additionally, the Credit Facility was amended to: (i) change the maximum leverage ratio to 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015 and 7.00:1.00 for fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter and (ii) change the interest coverage ratio to 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter.

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

        The Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiary guarantors to incur additional indebtedness or become a guarantor; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures; or modify our line of business. The Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter (on a trailing four-quarter period basis), the following maximum consolidated leverage ratios: (i) 6.50:1.00 for the fiscal quarters ending December 31, 2013 through June 30, 2014, (ii) 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015, and (iii) 7.00:1.00 for the fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter. In addition, the Company will be required to maintain a minimum consolidated interest coverage ratio not greater than: (i) 1.40:1.00 for the fiscal quarters ending December 31, 2013 through June 30, 2014, and (ii) 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter and a minimum consolidated EBITDA amount of (x) $80.0 million for the fiscal quarters ending December 31, 2013 through December 31, 2015. Capital expenditures are also limited to $25.0 million per annum throughout the term of the Credit Facility. As of December 31, 2013, the Company remained in compliance with the covenants.

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

        On September 9, 2013, we entered into a definitive agreement with Eldorado pursuant to which MTR will combine with Eldorado. At the request of Eldorado, MTR commenced a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying MTR's 11.5% Senior Secured Second Lien Notes due August 1, 2019 on terms and conditions as agreed upon between Eldorado and MTR. On January 8, 2013, the consent solicitation with respect to MTR's 11.5% Senior Secured Lien Notes expired, and the necessary principal amount of the Notes validly delivered a duly executed consent for the proposed amendments. Accordingly, the consents received exceed the number needed to approve the proposed amendments to the Indenture, which will permit the formation of a new holding company without requiring MTR to effect a change of control offer under the Notes and Indenture. We did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

        The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. Until and including the interest payment due on August 1, 2013, interest could have been payable, at the election of the Company, (i) entirely in cash or (ii) at a rate of 10.50% in cash and a rate of 1.00% paid in kind ("PIK") by increasing the principal amount of the outstanding Notes or by issuing additional PIK Notes, as defined in the Indenture. The interest payments due on February 1 and August 1, 2012 were satisfied in cash and PIK Notes, as defined in the Indenture. As a result, in aggregate, additional Notes of $5.7 million were issued. We satisfied our February 1, 2013 and August 1, 2013 interest payments entirely in cash.

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

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. As of December 31, 2013, no excess cash flow purchase offer is required to be made in 2014.

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

Contractual Obligations

        The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, deferred compensation arrangements and certain other material purchase obligations as of December 31, 2013 for continuing operations. This table excludes other obligations that we may have, such as pension obligations.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$570.7	$—	$—	$—	$570.7
Interest on indebtedness	367.0	65.7	131.5	131.5	38.3
Operating leases(2)	3.3	2.2	1.1	—	—
Gaming tax and license fees(3)	62.8	12.5	25.0	25.3	See note	(3)
Purchase and other contractual obligations	0.9	0.8	0.1	—	—
Minimum purse obligations(4)	52.5	26.3	26.2	—	—
Contingent earn-out payments(5)	1.1	0.1	0.2	0.2	0.6
Employment agreements(6)	3.3	2.2	1.1	—	—
Regulatory gaming assessments(7)	5.2	0.4	1.0	1.2	2.6

Total	$1,066.8	$100.2	$186.2	$158.2	$612.2

(1)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 9 to our consolidated financial statements for additional information about our debt and related matters.

(2)
Our operating lease obligations are described in Note 16 to our consolidated financial statements.

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

(4)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($125,000 for 2014) for the term of the agreement which expires on December 31, 2015.

(5)
In connection with the 2003 purchase of Scioto Downs, certain shareholders of Scioto Downs elected the option to receive cash and contingent earn-out payments ("CEP Rights") in lieu of all cash for their outstanding shares of Scioto Downs' common stock. The triggering event occurred when Scioto Downs received its permanent VLT license in May 2012 and commenced gaming operations. As a result, we recorded a liability for the estimated ten year payout to the stockholders who elected to receive the CEP Rights. The future obligation was calculated based on Scioto Downs' projected EBITDA for the ten calendar years beginning January 1, 2013. See Note 6 to our consolidated financial statements for additional information regarding CEP Rights.

(6)
Includes base salaries and deferred compensation under our long-term incentive plan.

(7)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 16 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

        The table above excludes certain commitments as of December 31, 2013, for which the timing of expenditures associates with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. The table excludes commitments associated with the Merger Agreement, which are subject to closing conditions and regulatory approvals.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.1 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will be approximately $2.1 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2013 is $5.2 million. The Company paid approximately $0.5 million during the year ended December 31, 2013.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 16 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

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

        Impairment of Other Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets are reviewed for impairment annually, at calendar year-end, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment within the consolidated statement of operations in the period of review.

        Our indefinite-lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses at our respective properties, which include legal fees, license fees, and investigative costs. We review the gaming and racing license values in aggregate as the licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore we believe a market participant would consider the licenses in aggregate. The fair value of the licenses is calculated using an excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the property to the gaming license intangible assets less charges for the use of the other identifiable assets of the property, including working capital, fixed assets, and other intangible assets. We believe this methodology is appropriate as the gaming licenses are the primary asset to the properties, the licenses are linked to each respective facility and it's the lowest level at which discrete cash flows can be directly attributable to the assets. We have gaming and racing license intangibles at two of our three properties. One of our properties was not required to pay a fee for the licenses they operate therefore, no historical cost was recorded. The aggregate carrying value of the gaming and racing license intangibles at Presque Isle Downs and Scioto Downs approximated $72.3 million and $63.8 million, respectively, as of December 31, 2013.

        Assessing the indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate between assessments. Our properties' estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition. The ranges associated with our significant assumptions are as follows: (1) revenue growth rates vary based on the expansion of competition and other factors in the market, with the 2014 to 2018 compounded annual growth rate at 0.15% and 5.58% at our respective properties; (2) discount rates range from 8.75% to 13.5%; (3) effective income tax rates range from 37.0% to 41.5%; (4) growth percentages applied to terminal values from 2.0% to 3.0% and (5) capital expenditures as a percentage of net revenues range from 2.0% to 3.5%.

        We completed our annual impairment test for the indefinite-lived gaming and racing licenses as of December 31, 2013 and determined that the aggregate fair value of the gaming and racing licenses exceeded the aggregate carrying value of the licenses at each of our respective properties. The table below presents the percentage by which the fair value exceeded the carrying value for our two properties. We do not disclose the specific property names as such disclosure could be competitively harmful to us.

As of December 31, 2013 Percentage By Which Fair Value Exceeded Carrying Value
Property A	6%
Property B	301%

        Due to one of our properties reporting fair value exceeding carrying value by less than 10% as of December 31, 2013, we performed several sensitivity analyses to determine the impact to the fair value and impairment impact, if any. We assumed an additional 100, 300 and 500 basis point decrease in forecasted annual revenue, including the terminal year, beyond the revenue growth/decline rates incorporated in the base model. The following was the impact to the fair value calculation and the impairment impact, if any:

Assumption Change	% Fair Value Exceeded (Less Than) Carrying Value	Pre-tax Impairment Loss (In millions)
1% decline in annual revenue	0.1%	$—
3% decline in annual revenue	(9.4)%	6.8
5% decline in annual revenue	(19.6)%	14.2

        We believe we have used reasonable estimates and assumptions to calculate the fair value of our licensing intangibles; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

        Impairment of Property and Equipment.    Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360—Property, Plant, and Equipment. The Company evaluates its long-lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Based on the results of our periodic reviews we have not recorded any impairment losses during the years ended December 31, 2013, 2012 and 2011.

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

        For each of the three years in the period ended December 31, 2013, we had substantially all non-operating real properties appraised by an independent appraisal company. Based upon the results of the 2013 appraisals, no adjustments to the carrying values of non-operating real properties were necessary for the year ended December 31, 2013. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2013.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $0.8 million and $0.7 million at December 31, 2013 and 2012, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

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

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of December 31, 2013 and 2012, we have valuation allowances aggregating $33.5 million and $27.4 million, respectively, principally related to certain federal and state net operating loss carryforwards.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. We used the simplified method for estimating expected option life and historic volatility for estimating volatility. During the years ended December 31, 2013 and 2012, we recorded stock-based compensation expense of $1.0 million and $1.1 million, respectively.

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

        At December 31, 2013, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Senior Secured Second Lien Notes, for which the fair value was determined based upon level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $634.8 million at December 31, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and accompanying footnotes are set forth on pages F-1 through F-41 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

 Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Framework. Based on our evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting is included in this Form 10-K.

Changes in Internal Controls

        There were no significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). MTR Gaming Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MTR Gaming Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of MTR Gaming Group, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 14, 2014

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (our "2014 Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 2014, pursuant to Regulation 14A under the Securities Act.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is hereby incorporated by reference to our 2014 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2014, pursuant to Regulation 14A under the Securities Act.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is hereby incorporated by reference to our 2014 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2014, pursuant to Regulation 14A under the Securities Act.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this Item is hereby incorporated by reference to our 2014 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2014, pursuant to Regulation 14A under the Securities Act.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item is hereby incorporated by reference to our 2014 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2014, pursuant to Regulation 14A under the Securities Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL SCHEDULES.

(a)
Financial Statements (Included in Part II of this report):

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits:

EXHIBIT NO.	ITEM TITLE
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo LLC, and Thomas Reeg, Robert Jones, and Gary Carano, as the Member Representative (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to our Current Report on Form 8-K filed on September 11, 2013).
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated November 18, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado HoldCo LLC (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013).
2.3
Amendment No. 2 to Agreement and Plan of Merger, dated February 13, 2014, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado HoldCo LLC (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2014).
3.1	Amended and Restated Certificate of Incorporation of MTR Gaming Group, Inc.
3.2	Amended Bylaws (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014).
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
10.2
Amendment No. 1 and Waiver, dated as of March 7, 2014, by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to our Current Form 8-K filed on March 13, 2014).
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
10.6	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).

EXHIBIT NO.	ITEM TITLE
10.7	First Amendment to Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.8	Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our current report on Form 8-K filed on April 4, 2011).
10.9
First Amendment to Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.10
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.11
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.12
Confidential Separation Agreement and General Release, dated January 16, 2014, between MTR Gaming Group, Inc. and Narciso A. Rodriquez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on January 23, 2014).
10.13
Employment Agreement, dated as of December 15, 2010, by and between Presque Isle Downs, Inc., a wholly-owned subsidiary of MTR Gaming Group, Inc., and Fred A. Buro (incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2012).
10.14
First Amendment to Employment Agreement, dated as of December 15, 2010, by and between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.15	Separation Agreement and Release, dated January 23, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on January 31, 2014).
10.16	Form of Consulting Agreement, dated January 30, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on January 31, 2014).
10.17	MTR Gaming Group, Inc. Executive Medical Reimbursement Plan Document and Summary (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2011).
10.18	2010 Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.19	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.20	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.21	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).

EXHIBIT NO.	ITEM TITLE
10.22	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	Description of Governmental Regulations and Licensing (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ JOSEPH L. BILLHIMER Joseph L. Billhimer President and Chief Operating Officer

Date: March 14, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity

/s/ STEVEN M. BILLICK Steven M. Billick	Chairman	March 14, 2014
/s/ ROBERT A. BLATT Robert A. Blatt	Director	March 14, 2014
/s/ RICHARD DELATORE Richard Delatore	Director	March 14, 2014
/s/ RAYMOND K. LEE Raymond K. Lee	Director	March 14, 2014
/s/ ROGER P. WAGNER Roger P. Wagner	Director	March 14, 2014
/s/ JOSEPH L. BILLHIMER Joseph L. Billhimer	President and Chief Operating Officer (principal executive officer)	March 14, 2014
/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2014

MTR GAMING GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MTR Gaming Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 14, 2014

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$100,124	$115,113
Restricted cash	7,255	4,088
Accounts receivable, net of allowance for doubtful accounts of $151 in 2013 and $350 in 2012	4,853	3,934
Amounts due from West Virginia Lottery Commission	—	17
Inventories	4,272	4,305
Deferred financing costs	1,642	1,642
Prepaid expenses and other current assets	7,850	5,582

Total current assets	125,996	134,681
Property and equipment, net	371,364	387,015
Other intangible assets	136,080	136,094
Deferred financing costs, net of current portion	6,766	8,407
Deposits and other	1,801	1,908
Non-operating real property	10,769	10,789
Assets of discontinued operations	184	181

Total assets	$652,960	$679,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,998	$3,719
Accounts payable—gaming taxes and assessments	9,947	11,077
Accrued payroll and payroll taxes	5,466	5,776
Accrued interest	27,344	27,369
Accrued income taxes	—	743
Other accrued liabilities	17,043	13,579
Construction project and equipment liabilities	788	481
License fee payable	—	25,000
Deferred income taxes	837	1,472
Liabilities of discontinued operations	116	123

Total current liabilities	64,539	89,339
Long-term debt	558,834	556,716
Other regulatory gaming assessments	4,806	5,319
Long-term compensation	871	871
Deferred income taxes	17,412	12,620
Other long-term liabilities	497	517

Total liabilities	646,959	665,382
Stockholders' equity:
Common stock, $.00001 par value; 100,000,000 shares authorized; 27,943,390 shares issued and outstanding at December 31, 2013 and 27,704,203 shares issued and outstanding at December 31, 2012	—	—
Additional paid-in capital	65,047	63,822
Accumulated deficit	(59,143)	(50,012)
Accumulated other comprehensive loss	(127)	(341)

Total stockholders' equity of MTR Gaming Group, Inc.	5,777	13,469
Non-controlling interest of discontinued operations	224	224

Total stockholders' equity.	6,001	13,693

Total liabilities and stockholders' equity	$652,960	$679,075

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Gaming	$454,583	$445,848	$385,300
Pari-mutuel commissions	11,163	10,368	10,206
Food, beverage and lodging	40,631	36,489	32,604
Other	12,692	11,392	11,067

Total revenues	519,069	504,097	439,177
Less promotional allowances	(21,278)	(17,108)	(14,302)

Net revenues	497,791	486,989	424,875

Operating expenses:
Costs of operating departments:
Gaming
Operating	266,781	266,804	238,343
Other regulatory assessments	(78)	391	5,925
Pari-mutuel commissions	11,267	11,083	11,410
Food, beverage and lodging	31,795	28,554	23,697
Other	8,309	7,374	6,271
Marketing and promotions	16,249	13,926	9,403
General and administrative	64,732	62,738	52,963
Project opening costs	—	2,705	197
Strategic transaction costs	4,365	—	—
Depreciation	30,458	27,511	27,939
Impairment loss	—	—	685
Loss (gain) on sale or disposal of property	38	(52)	470

Total operating expenses	433,916	421,034	377,303

Operating income	63,875	65,955	47,572
Other (expense) income:
Interest income	32	168	145
Interest expense, net of amounts capitalized	(69,571)	(67,993)	(60,159)
Loss on debt modification and extinguishment	—	—	(34,364)

Loss from continuing operations before income taxes	(5,664)	(1,870)	(46,806)
Provision for income taxes	(3,467)	(3,577)	(4,347)

Loss from continuing operations	(9,131)	(5,447)	(51,153)

Discontinued operations:
(Loss) income from discontinued operations before income taxes and non-controlling interest	—	(278)	787
(Provision) benefit for income taxes	—	—	—

(Loss) income from discontinued operations before non-controlling interest	—	(278)	787
Non-controlling interest	—	1	1

(Loss) income from discontinued operations	—	(277)	788

Net loss	$(9,131)	$(5,724)	$(50,365)

Net loss per share—basic:
Loss from continuing operations	$(0.32)	$(0.19)	$(1.84)
(Loss) income from discontinued operations	—	(0.01)	0.03

Basic net loss per share	$(0.32)	$(0.20)	$(1.81)

Net loss per share—diluted:
Loss from continuing operations	$(0.32)	$(0.19)	$(1.84)
(Loss) income from discontinued operations	—	(0.01)	0.03

Diluted net loss per share	$(0.32)	$(0.20)	$(1.81)

Weighted average number of shares outstanding:
Basic	28,272,951	28,011,513	27,835,649

Diluted	28,272,951	28,011,513	27,835,649

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	2013	2012	2011
Net loss	$(9,131)	$(5,724)	$(50,365)
Other comprehensive (loss) income, net of tax:
Cumulative effect of accounting change(1)	—	—	(282)
Defined benefit pension plan:
Amortization of net gain (loss)(2)	214	63	(153)

Other comprehensive income (loss)	214	63	(435)

Comprehensive loss	$(8,917)	$(5,661)	$(50,800)

(1)
Amounts are shown net of tax of $144 for the year ended December 31, 2011.

(2)
Amounts are shown net of tax of $0, $0 and $82 for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balances, December 31, 2010	27,475,260	$—	$61,910	$6,359	$(251)	$68,018
Net loss	—	—	—	(50,365)	—	(50,365)
Cumulative effect of accounting change, net of tax of $144	—	—	—	(282)	—	(282)
Pension other comprehensive loss, net of tax of $82	—	—	—	—	(153)	(153)
Stock-based compensation	180,759	—	894	—	—	894

Balances, December 31, 2011	27,656,019	—	62,804	(44,288)	(404)	18,112
Net loss	—	—	—	(5,724)	—	(5,724)
Pension other comprehensive gain	—	—	—	—	63	63
Stock-based compensation	48,184	—	1,018	—	—	1,018

Balances, December 31, 2012	27,704,203	—	63,822	(50,012)	(341)	13,469
Net loss	—	—	—	(9,131)	—	(9,131)
Pension other comprehensive gain	—	—	—	—	214	214
Stock-based compensation	239,187	—	1,225	—	—	1,225

Balances, December 31, 2013	27,943,390	$—	$65,047	$(59,143)	$(127)	$5,777

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(9,131)	$(5,724)	$(50,365)
Adjustments to reconcile net loss to net cash provided by net operating activities:
Depreciation	30,458	27,511	27,939
Amortization of deferred financing fees and original issue discount	3,759	3,768	5,470
Loss on debt modification and extinguishment	—	—	34,364
Impairment loss	—	—	685
Bad debt expense	71	118	109
Stock-based compensation expense	950	1,060	947
Change in fair value of acquisition related contingencies	83	—	—
Deferred income taxes	4,152	3,538	3,878
Loss (gain) on the sale or disposal of property	38	(52)	470
Change in operating assets and liabilities:
Accounts receivable	(973)	485	(1,873)
Other current assets	(1,951)	(1,018)	(370)
Accounts payable	(1,898)	4,516	(57)
Accrued liabilities	2,423	10,724	11,965
Other regulatory gaming assessments	(466)	(124)	5,925
Long-term compensation	603	629	242
Accrued income taxes	(923)	(215)	412

Net cash provided by continuing operating activities	27,195	45,216	39,741
Net cash (used in) provided by discontinued operating activities	(10)	(91)	1

Net cash provided by operating activities	27,185	45,125	39,742

Cash flows from investing activities:
Decrease (increase) in deposits and other	106	(6)	82
Increase in restricted cash	(3,167)	(2,942)	(3)
Decrease (increase) in funds held for construction project	—	130,114	(130,114)
Proceeds from the sale of property and equipment	206	5	96
Proceeds from the sale of non-operating real property	—	449	424
Reimbursement of capital expenditures from West Virginia regulatory authorities	2,882	1,076	1,830
Capital expenditures	(17,534)	(119,136)	(11,349)
Payment of Ohio video lottery terminal license	(25,000)	(25,000)	—
Payment of Pennsylvania table games license and related fees	—	—	(48)

Net cash used in investing activities	(42,507)	(15,440)	(139,082)

Cash flows from financing activities:
Proceeds from issuance of Senior Secured Second Lien Notes	—	—	548,050
Principal payments on long-term debt and capital lease obligations	—	—	(1,866)
Financing costs paid	—	(157)	(12,217)
Payment of debt extinguishment costs	—	—	(619)
Repurchase of Senior Subordinated Notes	—	—	(125,247)
Repurchase of Senior Secured Notes	—	—	(276,996)
Proceeds from exercise of stock options	564	—	—
Purchase and retirement of treasury stock	(231)	—	—

Net cash (used in) provided by financing activities	333	(157)	131,105

Net (decrease) increase in cash and cash equivalents	(14,989)	29,528	31,765
Cash and cash equivalents, beginning of year	115,113	85,585	53,820

Cash and cash equivalents, end of year	$100,124	$115,113	$85,585

Supplemental disclosure of cash flow information:
Interest paid	$65,753	$59,549	$44,319

Income taxes paid	$235	$336	$—

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Introduction

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

        In conjunction with the pending merger with Eldorado Resorts (as discussed below), in September 2013, we formed several entities to facilitate the mergers: Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations as of and for the year ended December 31, 2013.

        We have evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognized subsequent events were identified, except as discussed herein.

Pending Mergers with Eldorado HoldCo LLC

        On September 9, 2013, the Company entered into a definitive agreement and plan of merger with Eldorado HoldCo LLC ("Eldorado"), the parent company of Eldorado Resorts LLC ("Eldorado Resorts"). Pursuant to the Merger Agreement, which was amended November 18, 2013 and February 13, 2014, MTR will combine with Eldorado in a part cash, part stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International) ("Silver Legacy").

        Specifically, the Company, NewCo, Merger Sub A, Merger Sub B, Eldorado, and Thomas Reeg, Robert Jones, and Gary Carano, as the representative of the members of Eldorado, entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which the Company will merge with Merger Sub A and Eldorado will merge with Merger Sub B, with the Company and Eldorado as the surviving entities in such mergers (the "Mergers"). As a result of the Mergers, NewCo will become the holding company for the Company and Eldorado and be renamed "Eldorado Resorts, Inc.," with its shares of common stock listed on The Nasdaq Stock Market.

        The Merger Agreement provides that, upon completion of the Mergers, the Company's stockholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription for cash consideration), either (i) one share of NewCo common stock, or (ii) $6.05 in cash in exchange for each share of the Company's common stock they own immediately prior to completion of the Mergers (the "MTR Exchange Ratio"); provided that no more than $35.0 million in cash will be exchanged for the Company's shares of common stock. The members of Eldorado will collectively receive, in the aggregate, an amount of merger consideration equaling to the product of (a) Eldorado's adjusted EBITDA for the twelve months ending on the most recent month

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND BASIS OF PRESENTATION (Continued)

end preceding the closing date by at least twenty days (the "Report Date") and (b) 6.81, with such amount being adjusted for Eldorado's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of the Company which is capped at $7.0 million, the value of Eldorado's interest in Silver Legacy, and the amount of restricted cash on Eldorado's balance sheet (if any) relating to the credit support required in connection with Silver Legacy's credit facility. The value of Eldorado's interest in Silver Legacy is equal to the product of (x) Eldorado's proportionate ownership interest in Silver Legacy which, through a subsidiary, is expected to be 50% at the closing of the Mergers, and (y) the product of (A) Silver Legacy's adjusted EBITDA for the twelve months ending on the Report Date and (B) 6.81, with such amount being adjusted for Silver Legacy's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Silver Legacy, each such adjustment in proportion to Eldorado's ownership interest, the amount of the subordinated notes made by Eldorado to Silver Legacy, and Eldorado's portion of the difference between the capital accounts of the members of Silver Legacy. As a result, the members of Eldorado will receive, in the aggregate, the number of shares of NewCo common stock equal to quotient obtained by dividing the merger consideration as calculated in the two preceding sentences by an implied price per share of $6.05 for NewCo common stock (the "Eldorado Merger Shares"). The number of Eldorado Merger Shares issued to Eldorado members is subject to a post-closing adjustment based on a final post-closing calculation of the components of the Eldorado Valuation. The MTR Exchange Ratio and the number of Eldorado Merger Shares are subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving the Company's common stock. The Mergers are expected to qualify as tax-free transfers of property to NewCo for federal income tax purposes.

        Completion of the Mergers is subject to a number of customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the effectiveness of the registration statement filed by NewCo on November 4, 2013 with the SEC relating to the NewCo common stock to be issued in the Mergers, and the receipt of required regulatory approvals. The obligation of Eldorado and the Company to complete the Mergers is also conditioned on the combined adjusted EBITDA (as defined in the Merger Agreement) of the Company and Eldorado exceeding $115.0 million during the twelve months ending on the month end immediately preceding the closing of the Mergers. The Merger Agreement provides certain termination rights for both the Company and Eldorado, including a right of either the Company or Eldorado to terminate if the combined adjusted EBITDA of the Company and Eldorado does not exceed $115.0 million during the valuation period. The Merger Agreement also provides that, under certain circumstances, including in the event that (a) the Company's board of directors withdraws, modifies or qualifies its recommendation of the Merger Agreement, (b) the Company fails to comply with its obligations to solicit approval of the Merger Agreement, (c) the Company fails to comply with its obligations to not solicit certain alternative transactions or competing proposals, or (d) the Company or its board of directors approves, recommends or endorses an alternative transaction or competing proposal, the Company will be obligated to pay a termination fee of $6.0 million to Eldorado and reimburse Eldorado for up to $1.0 million of its fees and expenses.

        At the request of Eldorado, the Company commenced a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying the Company's 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") on terms and conditions agreed upon between Eldorado and the Company. On January 8, 2013, this consent solicitation expired, and the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND BASIS OF PRESENTATION (Continued)

necessary principal amount of the Notes validly delivered duly executed consents for the proposed amendments. Accordingly, the consents received exceeded the number needed to approve the proposed amendments to the indenture, which will permit the formation of a new holding company without requiring the Company to effect a change of control offer under the Notes and indenture. The Company did not pay a consent fee to any registered holder of the Notes in connection with this consent solicitation.

        In March 2014, we amended our Credit Facility to modify the terms of the agreement and received a waiver of the Change in Control default provisions and any breach as a result of the payment of up to $35.0 million to stockholders to repurchase shares of the Company's stock, in anticipation of the Mergers. The amendment modified the covenant requirements for the maximum leverage ratios and minimum interest coverage ratios for the periods beginning September 30, 2014 and thereafter. There was no fee incurred to obtain the amendment.

        The Company incurred costs of approximately $4.4 million, related to our strategic initiatives, during the year ended December 31, 2013. Strategic related costs are expensed as incurred and are included within strategic transaction costs in the accompanying consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation. Non-controlling interests represent the proportionate share of the equity that is owned by third parties in discontinued operations controlled by the Company. The net income or loss, if any, of such discontinued operations is allocated to the non-controlling interests based on their percentage ownership throughout the year.

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

Restricted Cash

        Restricted cash includes unredeemed winning tickets from our racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of credit surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements.

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

Deferred Financing Costs

        Costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During the year ended December 31, 2013, we did not incur any financing costs. During the years ended December 31, 2012 and 2011, we incurred deferred financing costs of $0.2 million and $12.2 million, respectively. Amortization expense, including amortization of deferred financing fees and original issue discount, was $3.8 million, $3.8 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in interest expense, net of amounts capitalized in the accompanying consolidated statements of operations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. No interest was capitalized during the year ended December 31, 2013. Primarily as a result of construction of the video lottery terminal ("VLT") gaming facility at Scioto Downs during 2012 and 2011 (see Note 7), interest capitalized during the years ended December 31, 2012 and 2011 was $1.3 million and $39,000, respectively.

        Property, equipment and other long-lived assets are assessed for impairment in accordance with Accounting Standard Codification ("ASC") 360—Property, Plant, and Equipment. The Company evaluates its long-lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3). Based on the results of our periodic reviews we have not recorded any impairment losses during the years ended December 31, 2013, 2012 and 2011.

        For undeveloped properties, including non-operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which fall within Level 3 of the fair value hierarchy. See Note 4 for further discussion.

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

        The fair value measurements employed for our impairment evaluations of other indefinite-lived intangible assets are generally based on a discounted cash flow approach and review of market data, which fall within Level 3 of the fair value hierarchy. See Note 6 for further discussion.

Revenue Recognition

        Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and are recognized at the time wagers are made net of winning payouts to patrons. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

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

        During the year ended December 31, 2013, we corrected our presentation of discretionary coupons offered to our customers to properly report such costs as a component of promotional allowances, in the accompanying consolidated statements of operations in accordance with Financial Accounting Standards Board ("FASB") Section 605-50 for revenue recognition. The retail values of the coupons are shown as a component of promotional allowances and as a reduction of total revenues. Coupons were previously presented as a component of marketing and promotions expense. We have concluded that this revision is not material to our previously issued financial statements, as the net effect of these revisions did not impact our operating income, net income, stockholders' equity or cash flows. Previously reported net revenues and operating expenses have decreased by the same amount to correct the classification. The following reflects the revisions that are reflected in our consolidated financial statements and notes herein:

	2012	2011
Promotional allowances, prior to revision	$(14,098)	$(11,095)
Revision of coupon expenses	(3,010)	(3,207)

Promotional allowance, revised	$(17,108)	$(14,302)

Marketing and promotions expense, prior to revision	$16,936	$12,610
Revision of coupon expenses	(3,010)	(3,207)

Marketing and promotions expense, revised	$13,926	$9,403

        We provide certain beverages gratuitously to customers through our self-service beverage stations at the properties. For the three years ended December 31, 2013, 2012 and 2011 the cost of these complimentaries were $1.5 million, $1.3 million and $0.9 million, respectively, and are included within marketing and promotions expense in our consolidated statements of operations. The retail value of

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

such complimentaries was approximately $5.1 million, $4.5 million and $3.0 million for the three years ended December 31, 2013, 2012 and 2011, respectively.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $0.8 million and $0.7 million as of December 31, 2013 and 2012, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs during the three years ended December 31, 2013, 2012 and 2011 were $16.3 million, $16.9 million, and $12.6 million, respectively. Advertising costs were reduced by $0.7 million, $0.6 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, by advertising grants received from the State of West Virginia and the Pennsylvania Horsemen's Benevolent & Protective Association.

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

        We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. Changes in recognized tax benefits are reflected within income tax expense. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes. Interest and tax-related penalties associated with

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

uncertain tax positions are included in benefit for income taxes in the accompanying consolidated statement of operations.

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

3. DISCONTINUED OPERATIONS

        Summary operating results for discontinued operations for the three years ended December 31 were as follows:

	2013	2012	2011
	(in thousands)
(Loss) income from discontinued operations, net of non-controlling interest and income taxes:
Jackson Trotting Association, LLC (d/b/a Jackson Harness Raceway)	$—	$(277)	$(31)
Binion's Gambling Hall & Hotel	—	—	819

	$—	$(277)	$788

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

4. NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. No less than annually, we obtain independent appraisals of the fair value of these assets. Based upon the results of the 2013 and 2012 appraisals, no adjustments to the carrying values of non-operating real properties were necessary. During the year ended December 31, 2011, we adjusted the carrying values of the assets, recognizing an impairment loss of $0.7 million.

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2013.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2013	2012
	(in thousands)
Land	$68,004	$68,004
Building and improvements	336,724	331,815
Equipment	213,627	212,125
Furniture and fixtures	23,280	23,235
Construction in progress	759	1,648

	642,394	636,827
Less accumulated depreciation	(271,030)	(249,812)

	$371,364	$387,015

        Depreciation expense charged to operations related to property and equipment during the three years ended December 31, 2013, 2012 and 2011 was $30.5 million, $27.5 million and $27.9 million, respectively.

        During the years ended December 31, 2013, 2012 and 2011, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $1.1 million, $0.2 million and $0.4 million, respectively. These reimbursements are reflected within investing activities in our accompanying consolidated statements of cash flows. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to the basis of the capitalized fixed assets. Such adjustments did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

        In addition to the racing funds discussed above, Mountaineer also participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the years ended December 31, 2013, 2012 and 2011, Mountaineer was reimbursed $1.8 million, $0.8 million and $1.5 million, respectively, on qualified capital expenditures. As of December 31, 2013, Mountaineer remains eligible for approximately $6.9 million under annual modernization fund grants that expire in varying dates through June 30, 2015.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

        The gross carrying value, accumulated impairment and net carrying value of each major component of our goodwill and other indefinite-lived intangible assets at December 31 is as follows:

	2013			2012
	Gross Carrying Value	Accumulated Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Impairment	Net Carrying Value
	(in thousands)
Goodwill	$494	$494	$—	$494	$494	$—
Licensing costs	136,080	—	136,080	136,094	—	136,094

	$136,574	$494	$136,080	$136,588	$494	$136,094

        As discussed in Note 7, we were required, as defined by the framework for the expansion of gaming in Ohio, to submit a $50.0 million Video Lottery Sales Agent License (the "License") fee to be paid upon achievement of certain milestones. As of December 31, 2013, we have paid the $50.0 million in its entirety; $10.0 million upon filing the application, $15.0 million upon commencement of our VLT operations, and $25 million upon the one year anniversary of the commencement of our VLT operations. The license fee is included as a component of indefinite-lived intangible asset on our consolidated balance sheet as of December 31, 2013.

        Upon the acquisition of Scioto Downs in 2003, the Company offered to pay $32 per share, in cash, for the 595,767 outstanding shares of Scioto Downs' common stock. Each Scioto Downs shareholder was given the option to receive, in lieu of the $32 per share amount, an amount per share equal to $17 plus one Contingent Earn-out Participation right (CEP right) per share. The CEP Rights entitled the permitted holder to receive contingent earn-out payments based upon 10% of the growth of Scioto Downs' EBITDA compared to the average of Scioto Downs' EBITDA for the three years ended October 31, 2002, for each of the (10) calendar years beginning on January 1 of the year following the year in which the triggering event occurs. At the time of the acquisition, holders of 10,707 shares elected to receive the CEP Rights but due to the Company's inability to estimate the amount and timing of the CEP Rights, no estimate was made at the time of acquisition. In May 2012, the triggering event for the contingent earn-out payments occurred when Scioto received their permanent License and began operations of its newly constructed VLT gaming facility in June 2012. At December 31, 2013, the liability for the estimated present value of the earn-out payments reflected in the accompanying consolidated balance sheet was $0.6 million, of which approximately $0.1 million is reflected as a current liability. We expect the first payment to be made in April 2014. The significant assumptions used to calculate the CEP Rights included revenue and cost projections to arrive at cash flows over the 10-year defined. We consider these fair value measurements to be Level 3 inputs within the fair value hierarchy. The CEP Rights are considered additional consideration of the acquisition Scioto Downs. The Company increased the value of the indefinite-lived intangible asset by approximately $0.5 million during 2012 upon the initial recording, as a result of the negative goodwill attributed to the license in the Company's original purchase accounting.

        In accordance with the requirements of ASC 350, we performed the annual impairment tests of our other indefinite-lived intangible assets at the end of our fiscal year. Our indefinite-lived intangible assets consist of our gaming and racing licenses at our Presque Isle Downs and Scioto Downs. The gaming licenses in West Virginia are subject to annual renewals and as such Mountaineer does not carry a similar license asset. Our gaming and racing licenses are evaluated in aggregate at the individual

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS (Continued)

asset level. We review the gaming and racing license values in aggregate as the licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses; therefore, we believe a market participant would consider the licenses in aggregate. The fair value of the licenses is calculated using an excess earnings methodology, which allocates the projected cash flows of the property to the gaming license intangible assets less charges for the use of the other identifiable assets of the property, including working capital, fixed assets, and other intangible assets. We believe this methodology is appropriate as the gaming licenses are the primary asset to the properties, the licenses are linked to each respective facility and represents the lowest level at which discrete cash flows can be directly attributable to the assets. We have gaming and racing license intangibles at two of our three properties.

        Assessing the indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which may fluctuate between assessments. Our properties' estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth rates, which are developed considering general macroeconomic conditions and competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel or access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline rates; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditures assumptions. These assumptions were developed for each property based on historical trends and the current competitive markets in which they operate, and projections of future performance and competition. The ranges associated with our significant assumptions are as follows: (1) revenue growth rates vary based on the expansion of competition and other factors in the market, with the 2014 to 2018 compounded annual growth rate at 0.15% and 5.58% at our respective properties; (2) discount rates range from 8.75% to 13.5%; (3) effective income tax rates range from 37.0% to 41.5%; (4) growth rates applied in perpetuity range from 2.0% to 3.0% and (5) capital expenditures as a percentage of net revenues range from 2.0% to 3.5%.

        We completed our annual impairment test for the indefinite-lived gaming and racing licenses as of December 31, 2013 and 2012 and determined that the aggregate fair value of the gaming and racing licenses exceeded the aggregate carrying value of the licenses at each of our respective properties. We believe we have used reasonable estimates and assumptions to calculate the fair value of our licensing intangibles; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

        At January 1, 2011, goodwill of $0.5 million existed at Presque Isle Downs and was associated with the 2007 acquisition of an off-track wagering facility in Erie, Pennsylvania. The carrying value of the net assets of Presque Isle Downs was negative (which is attributed primarily to debt incurred in

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS (Continued)

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

7. SCIOTO DOWNS

        During June 2011, Ohio introduced the framework for the expansion of gaming in Ohio including the installation of video lottery terminals at Ohio's existing horse racetracks. Subsequently, in October 2011, the Ohio Lottery Commission approved certain rules and regulations for licensing VLT operations at Ohio's racetracks. We received our conditional Video Lottery Sales Agent License in January 2012. The conditional License permitted Scioto Downs to install and operate VLTs subject to compliance with Scioto Downs' Video Lottery License Application (the "Application") and verification of the Application by the Ohio Lottery Commission ("OLC"). Upon final approval from the OLC, Scioto Downs received its permanent License in May 2012. As a condition of operating VLTs, the Company was required to enter into an agreement with the Ohio Harness Horsemen's Association ("OHHA") that would provide for an agreed upon percentage of Scioto Downs' gross VLT income to benefit the horse racing industry in Ohio. In May 2012, as a final agreement with the OHHA had not been reached, we entered into an escrow agreement with the Ohio State Racing Commission to deposit 9% of our gross VLT income into an escrow account to benefit the OHHA. In January 2014, the Company entered into a new 10-year agreement with OHHA. The escrow agreement remained in effect until the agreement was reached with the OHHA.

        In May 2012, a lawsuit seeking to prevent the operation of VLTs at Ohio's horse racetracks was dismissed; however, in June 2012, the decision was appealed. See Note 16 for additional details on the Ohio lawsuit.

        In anticipation of the issuance of the License, we commenced construction of our VLT gaming facility in December 2011. We completed the construction in two phases, the first of which was completed in May 2012 and the second in August 2012. Total development, construction and equipment costs were required to approximate $125.0 million over a required three-year period, not including a $50.0 million license fee. During the years ended December 31, 2013, 2012 and 2011 we expended approximately $2.1 million, $106.7 million, and $5.0 million, respectively, related to construction costs and equipment purchases. In addition, we had previously submitted to the OLC certain other development related costs for consideration in satisfying our investment requirement. Through correspondence with the OLC during the fourth quarter of 2013, and a report issued on the qualifying capital expenditures that were submitted for consideration, we have been advised that we have met our obligation of the required $125.0 million investment.

        As required by the framework, we have paid the $50.0 million in license fees; $10.0 million upon filing the Application and $15.0 million upon commencement of our VLT operations in 2012 and $25 million at the one year anniversary of our VLT operations in 2013.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SCIOTO DOWNS (Continued)

        During the year ended December 31, 2012, we incurred approximately $2.7 million of project opening costs related to the opening of our VLT facility. We did not incur any project opening costs during the year ended December 31, 2013. Project opening costs were expensed as incurred and consisted primarily of direct salaries and wages, legal and consulting fees, utilities and advertising.

8. OTHER ACCRUED LIABILITIES

        Other accrued liabilities as of December 31 consist of the following:

	2013	2012
	(in thousands)
Accrued purses and track related liabilities	$5,456	$2,925
Accrued real estate and property taxes	2,552	1,017
Slot and table jackpot liabilities	$2,310	1,952
Outstanding ticket liabilities	726	731
Accrued legal settlements and insurance retention	1,413	1,614
Accrued professional fees	732	1,144
Frequent player point liabilities	772	707
Other	3,082	$3,489

Other current liabilities	$17,043	$13,579

9. LONG-TERM DEBT

        Long-term debt obligations at December 31 are summarized as follows:

	2013	2012
	(in thousands)
Senior Secured Second Lien Notes (net of unamortized discount of $11,830 and $13,948 in 2013 and 2012, respectively)	$558,834	$556,716

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

        On September 9, 2013, as discussed above, we entered into a definitive agreement with Eldorado pursuant to which the Company will combine with Eldorado. At the request of Eldorado, the Company commenced a consent solicitation with respect to obtaining certain amendments and waivers of the Indenture underlying the Notes on terms and conditions as agreed upon between Eldorado and the Company. On January 8, 2013, the consent solicitation with respect to the Notes expired, and the necessary principal amount of the Notes validly delivered duly executed consents for the proposed amendments. Accordingly, the consents received exceed the number needed to approve the proposed amendments to the Indenture, which will permit the formation of a new holding company without requiring MTR to effect a change of control offer under the Notes and Indenture. We did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

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

Year	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In addition, we are subject to other redemption requirements should we experience certain circumstances. Under certain change of control events (as defined in the Indenture), other than the Mergers, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. (See previous discussion of consent regarding proposed Eldorado merger and related change in control). If we sell assets or experience certain events of loss under certain circumstances and do not use the proceeds for specified purposes, we must offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If imposed by gaming laws and regulations, the Notes may be subject to redemption by the Company if after determination by applicable gaming regulatory authorities that a holder of the Notes will not be licensed, qualified or found suitable under applicable gaming laws.

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

        If we have excess cash flow (as defined in the Indenture) for any fiscal year, commencing with the fiscal year ending December 31, 2012, and our consolidated total debt ratio is equal to or greater than 4.0:1.0, we must offer to purchase a portion of the outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase with 75% of our excess cash flow in excess of $7.5 million for such fiscal year. As of December 31, 2013, no excess cash flow purchase offer is required to be made in 2014.

        The Indenture contains a number of customary covenants and events of default. One such event of default includes the revocation, suspension or loss of any gaming license which results in the cessation of business operations for a period of more than 90 days, which if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable. As of December 31, 2013, we are in compliance with the required covenants.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of December 31, 2013 or 2012.

        On March 7, 2014, the Credit Facility was amended to modify the terms of the agreement and we received a waiver of (i) the "default" or "event of default" that would have been occurred upon consummation of the proposed merger with Eldorado, (ii) any breach of the Credit Facility that may result from the payment of up to $35.0 million to repurchase shares of MTR common stock in connection with the proposed merger and (iii) that the proposed merger transaction would not constitute a change of control for any purpose under the Credit Facility. Additionally, the Credit Facility was amended to: (i) change the maximum leverage ratio to 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015 and 7.00:1.00 for fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter and (ii) change the interest coverage ratio to 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter. There was no fee incurred to obtain the amendment.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

        The Credit Facility contains a number of customary covenants as well as certain financial covenants. These include maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of December 31, 2013, we are in compliance with the required covenants.

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

Annual Commitments & Guarantees

        We do not have any scheduled principal payments during the five-year period ending on December 31, 2018. The Notes are payable in their entirety on August 1, 2019.

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

        Acquisition-related contingent considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under the earn-out provisions discussed in Note 6. We consider the acquisition related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 inputs within the fair value hierarchy.

        The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012:

	December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$33,524	$—	$—	$33,524

Total assets	$33,524	$—	$—	$33,524

Liabilities
Acquisition-related contingent considerations	$—	$—	$586	$586

Total liabilities	$—	$—	$586	$586

	December 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$43,301	$—	$—	$43,301

Total assets	$43,301	$—	$—	$43,301

Liabilities
Acquisition-related contingent considerations	$—	$—	$517	$517

Total liabilities	$—	$—	$517	$517

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

        The following table represents the change in acquisition-related contingent consideration liabilities during the year ended December 31, 2013:

Balance as of December 31, 2012	$517
Amortization of present value discount(1)	83
Fair value adjustment for change in consideration expected to be paid(2)	(14)
Payments	—

Balance as of December 31, 2013	$586

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheet.

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the Notes (See Note 9) was $634.8 million at December 31, 2013 compared to a carrying value of $558.8 million at December 31, 2013. The fair value of the Notes was $609.9 million at December 31, 2012 compared to a carrying value of $556.7 million at December 31, 2012. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

11. RETIREMENT PLANS

        In December 2008, we established the MTR Gaming Group, Inc. Retirement Plan (the "Retirement Plan"). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs' 401(k) plan were merged into the Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs' employees. Matching contributions by the Company were $0.1 million for each of the three years ended December 31, 2013, 2012 and 2011.

        Mountaineer's qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the Retirement Plan as previously discussed. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state's June 30 fiscal year. Contributions to the plan were $1.8 million, $1.9 million and $1.9 million respectively, during each of the three years ended December 31, 2013, 2012 and 2011. Contributions were made to the Retirement Plan for the benefit of Mountaineer employees.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension income during the three years ended December 31, 2013, 2012 and 2011 was $37,000, $28,000 and $25,000, respectively. As of December 31, 2013, the fair value of the plan assets were approximately $1.1 million and the fair value of the benefit obligations were approximately $1.0 million, resulting in an over-funded status of $0.1 million. As of December 31, 2012, the fair value of the plan assets were approximately $1.0 million and the fair value of the benefit obligations were approximately $1.1 million, resulting in an under-funded status of $0.1 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during the years ended December 31, 2013, 2012 or 2011.

12. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

Common Stock

        The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

Stock and Incentive-Based Compensation

        Total stock-based compensation expense recognized during the three years ended December 31, 2013, 2012 and 2011 was $1.0 million, $1.1 million, and $0.9 million, respectively. These amounts are included in general and administrative expense in our accompanying consolidated statement of operations.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        As of December 31, 2013, we have approximately $0.7 million of unrecognized incentive compensation expense related to Performance Awards that is expected to be recognized over a weighted-average period of approximately 1.01 years.

        A summary of the Stock Option activity for each of the three years ended December 31, 2013, 2012 and 2011 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2010	398,000	$7.30 - $16.27	$11.46	3.56
Granted	537,000	2.04 - 2.78	2.28
Exercised	—	—	—
Expired	(80,000)	7.30 - 13.60	8.48
Forfeited	(54,200)	2.32	2.32

Outstanding—December 31, 2011	800,800	2.04 - 16.27	6.22	6.81
Granted	392,100	2.44 - 4.02	2.53
Exercised	—	—	—
Expired	(25,000)	15.00	15.00
Forfeited	(24,000)	8.00 - 16.27	14.24

Outstanding—December 31, 2012	1,143,900	2.04 - 16.27	4.59	7.10
Granted	216,800	3.94	3.94
Exercised	(259,449)	2.04 - 2.44	2.17
Expired	(86,000)	8.00	8.00
Forfeited	(163,251)	2.32 - 3.94	2.92

Outstanding—December 31, 2013	852,000	$2.32 - 16.27	$5.14	6.81	$1.6

Exercisable at December 31, 2013	422,943	$2.32 - 16.27	$7.26	5.30	$0.7

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $2.64, $1.65 and $1.50 per share, respectively.

        As of December 31, 2013, there was $0.5 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of approximately 1.65 years.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the years ended December 31, 2013, 2012 and 2011:

Assumptions:	2013	2012	2011
Expected dividend yield(1)	N/A	N/A	N/A
Expected stock price volatility(2)	77.4%	74.3%	72.9%
Risk-free interest rates(3)	1.36%	1.32%	2.43%
Expected life of options (in years)(4)	6.00	6.00	5.86

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

        A summary of the RSU activity for the three years ended December 31, 2013, 2012 and 2011 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2010	350,000	$1.81	2.30	$0.7
Granted	246,200	2.57
Exercised	(199,997)	1.80
Vested	(117,000)	2.77
Forfeited	(51,434)	1.97

Unvested outstanding as of December 31, 2011	227,769	2.11	1.85	0.4
Granted	192,790	3.39
Vested	(120,523)	3.58
Forfeited	—	—

Unvested outstanding as of December 31, 2012	300,036	2.35	1.65	1.3
Granted	163,768	3.94
Vested	(149,704)	3.12
Forfeited	(91,000)	2.70

Unvested outstanding as of December 31, 2013	223,100	$2.85	1.65	$1.2

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        As of December 31, 2013, there was $0.2 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.65 years.

        On January 24, 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of 85,100 RSUs with a fair value of $5.26 per unit, the NASDAQ average price per share on that date, to executive officers and certain key employees under the 2010 Plan, and the grant of 68,442 shares of the Company's common stock with a fair value of $5.26 per share, the NASDAQ average price per share on that date, to non-employee members of the Board under the 2010 Plan.

13. EARNINGS PER SHARE

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during each of the three years ended December 31.

	2013	2012	2011
	(dollars in thousands, except per share amounts)
Loss from continuing operations	$(9,131)	$(5,447)	$(51,153)
(Loss) income from discontinued operations	—	(277)	788

Net loss available to common stockholders	$(9,131)	$(5,724)	$(50,365)

Shares outstanding:
Weighted average shares outstanding	28,272,951	28,011,513	27,835,649
Effect of dilutive securities	—	—	—

Diluted shares outstanding	28,272,951	28,011,513	27,835,649

Basic net (loss) income per common share:
Continuing operations	$(0.32)	$(0.19)	$(1.84)
Discontinued operations	—	(0.01)	0.03

Basic net loss per common share	$(0.32)	$(0.20)	$(1.81)

Diluted net (loss) income per common share:
Continuing operations	$(0.32)	$(0.19)	$(1.84)
Discontinued operations	—	(0.01)	0.03

Diluted net loss per common share	$(0.32)	$(0.20)	$(1.81)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three years ended December 31 because they were anti-dilutive.

	2013	2012	2011
Weighted average anti-dilutive stock options outstanding	1,015,663	1,119,013	766,325
Weighted average anti-dilutive restricted stock units outstanding	275,468	311,002	273,347

	1,291,131	1,430,015	1,039,672

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACCUMULATED OTHER COMPRHENSIVE LOSS

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss as of December 31, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$(341)
Other comprehensive income before reclassifications	145
Amounts reclassified for losses realized in net income(1)	69

Net current-period other comprehensive income	214

Balance as of December 31, 2013	$(127)

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

15. INCOME TAXES

        The income tax provision (benefit) attributable to the loss from continuing operations before income taxes during the three years ended December 31 is summarized as follows:

	2013	2012	2011
	(in thousands)
Current Federal	$(630)	$(109)	$400
Deferred Federal	3,424	2,944	2,636
Current State and local	(55)	171	—
Deferred State and local	728	571	1,311

Provision for income taxes	$3,467	$3,577	$4,347

        The Company and its subsidiaries file a US federal income tax return, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(in thousands)
Balance January 1	$418	$418	$418
Increase related to prior period tax positions	—	—	—
Reductions related to prior period tax positions	(418)	—	—

Balance December 31	$—	$418	$418

        We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize interest accrued related to unrecognized tax

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

benefits in income tax expense, and penalties in operating expense. We recognized interest and penalties during the three years ended December 31, 2013, 2012 and 2011 of $0, $14,000, and $24,000 respectively.

        A reconciliation of the expected statutory federal income tax benefit to the provision for income taxes for continuing operations during each of the three years ended December 31 was as follows:

	2013	2012	2011
Benefit for income taxes at a federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefit resulting from:
Permanent items not deductible for income tax purposes	(2.4)	(12.4)	(0.5)
Valuation allowance	(98.9)	(220.9)	(43.2)
Other	5.1	7.0	(0.6)

Provision for income taxes	(61.2)%	(191.3)%	(9.3)%

        The permanent items not deductible for income tax purposes resulted primarily from the payment of nondeductible expenses including $0.3 million, $0.4 million and $0.5 million in 2013, 2012 and 2011, respectively, related to our lobbying efforts for gaming in Ohio.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred taxes related to continuing operations at December 31 were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Loss and credit carryforwards	$38,274	$27,872
Impairment losses	4,031	4,031
Deferred expenses	4,742	3,628
Stock-based compensation	1,634	1,323
Other	161	613
Accrued liabilities	1,700	1,614

	50,542	39,081
Valuation allowance—federal deferred tax assets including federal net operating loss carryforwards	(29,588)	(24,512)
Valuation allowance—state deferred tax assets including state net operating loss carryforwards	(3,925)	(2,891)

Deferred tax assets	$17,029	$11,678

Deferred tax liabilities:
Tax depreciation in excess of book	$(33,438)	$(23,878)
Prepaid expenses	(1,840)	(1,892)

Deferred tax liabilities	$(35,278)	$(25,770)

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        As of December 31, 2011, management determined that the realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, due to the consumption of our net operating loss carryback potential, our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future. As a result, during 2011 we recorded a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. Subsequently, the Company has generated additional deferred tax liabilities related to the tax amortization of certain assets because these assets are indefinite-lived and are not amortized for book purposes. Specifically, deferred tax liabilities related to indefinite-lived assets include a deferred tax liability recorded in connection with the tax amortization of our Pennsylvania and Ohio gaming licenses of approximately $13.5 million, and a deferred tax liability of approximately $4.0 million recorded in connection with amounts depreciated as land improvements for tax purposes but recorded as land for book purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite-lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining a valuation allowance. This resulted in deferred tax expense of $3.4 million, $2.8 million, and $2.5 million for the three years ended December 31, 2013, 2012 and 2011, respectively.

        Valuation allowances of $29.6 million and $24.5 million were provided at December 31, 2013 and 2012, respectively for the Company's net federal deferred tax assets. In addition, valuation allowances of $3.9 million and $2.9 million were provided at December 31, 2013 and 2012, respectively, for state deferred tax assets. During 2013 and 2012, the aggregate valuation allowances for deferred tax assets increased by $6.1 million and $2.6 million, respectively. The 2013 and 2012 increases relate primarily to the increase in federal and state net operating loss carryforwards that are not considered more likely than not realizable.

        For federal income tax purposes, we have $0.5 million in alternative minimum tax credit carryforwards, $93.7 million in net operating loss carryforwards, $0.8 million in capital loss carryforwards, and $0.4 million in other federal credit carryforwards at December 31, 2013. The net operating loss carryforwards begin to expire in 2021 and the capital loss carryforwards begin to expire in 2014. A portion of the net operating loss carryforwards (approximately $3.0 million) is limited as to the amount that can be utilized in each tax year by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely. We have state net operating loss carryforwards of $61.1 million that begin to expire in 2024.

16. COMMITMENTS AND CONTINGENCIES

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Operating and Land Leases

        We lease certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari-mutuel equipment under operating leases. During each of the three years ended December 31, 2013, 2012 and 2011, total rent expense under these leases was $2.5 million, $4.9 million and $1.6 million, respectively.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases at December 31, 2013 were as follows:

Operating Leases
(in thousands)
2014	$2,182
2015	670
2016	428
2017	32

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

        Since the announcement of the Mergers, three putative class action lawsuits have been filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. By order of the Court of Chancery, the cases were consolidated for all purposes and a consolidated amended complaint was filed. This consolidated case, which purports to be brought as a class action on behalf of all of the Company's stockholders, excluding the members of the board of directors, alleges that the consideration that stockholders will receive in connection with the Mergers is inadequate and that the Company's directors and current President breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. The complaints contained in the consolidated case allege that MTR, Eldorado, NewCo, Merger Sub A, Merger Sub B, Gary Carano, Thomas Reeg and Robert T. Jones aided and abetted the alleged breaches by the Company's directors and current President. The consolidated complaint seeks various forms of relief including injunctive relief that would, if granted, prevent the Mergers from being consummated in accordance with the agreed-upon terms. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. The Company is currently in the process of attempting to enforce the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant Rectenwald Buehler Architects, Inc. has joined five additional vendors/subcontractors as co-defendants to the case, which filed preliminary objections. The final set of objections was denied in October 2013. Pre-trial discovery is ongoing.

        Scioto Downs, in order to protect its right to VLTgaming, successfully intervened in a lawsuit challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Dispositive motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter as a companion case to another matter that is before the court. Oral argument has not yet been scheduled in either case.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at September 30, 2013 and December 31, 2012. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and, on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania which took place on November 19, 2013. On March 11, 2014, the Superior Court made a determination that it would not address the case on its merits which ultimately results in an affirmation of the prior judgment.

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we were advised by the PaDEP that we were not released from our liability and responsibility under the Consent Order. We also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2014. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Relief Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.1 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has also been accrued in our consolidated balance sheet at December 31, 2013.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2013 and 2012 was $5.2 million and $5.8 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. During the year ended December 31, 2013, decreases to our total estimated liability of $0.1 million were recorded and recognized in gaming operating expenses. The Company paid approximately $0.5 million during the year ended December 31, 2013.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Agreements with Horsemen and Pari-mutuel Clerks

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2015, and a proceeds agreement until April 14, 2014. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two-year renewals unless either party requests re-negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until March 13, 2015, with automatic two-year renewals unless either party provides written notice of termination at least ninety (90) days prior to the scheduled renewal date. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY DATA (UNAUDITED)

        The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2013 and 2012.

        Continuing operations exclude the operating results for Binion's Gambling Hall & Hotel, the Ramada Inn and Speedway Casino, Jackson Harness Raceway and MTR-Harness, Inc.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2013:
Revenues	$127,794	$137,047	$134,447	$119,781
Less promotional allowances(6)	(5,067)	(5,670)	(5,584)	(4,957)

Net revenues	122,727	131,377	128,863	114,824
Operating expenses	105,183	111,221	114,182	103,330

Operating income(1)	17,544	20,156	14,681	11,494
(Loss) income from continuing operations(2)	(786)	2,386	(3,629)	(7,102)
Net (loss) income	$(786)	$2,386	$(3,629)	$(7,102)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.08	$(0.13)	$(0.25)
Net (loss) income	$(0.03)	$0.08	$(0.13)	$(0.25)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.08	$(0.13)	$(0.25)
Net (loss) income	$(0.03)	$0.08	$(0.13)	$(0.25)
Weighted average shares outstanding—basic	28,137,030	28,179,851	28,379,199	28,386,343
Weighted average shares outstanding—diluted	28,137,030	28,456,713	28,379,199	28,386,343

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY DATA (UNAUDITED) (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share amounts)
2012:
Revenues	$111,120	$122,265	$150,532	$120,180
Less promotional allowances(6)	(3,954)	(3,806)	(4,955)	(4,393)

Net revenues	107,166	118,459	145,577	115,787
Operating expenses	92,787	103,500	122,310	102,437

Operating income(3)	14,379	14,959	23,267	13,350
(Loss) income from continuing operations(4)	(3,191)	(2,100)	5,336	(5,492)
Net (loss) income(5)	$(3,191)	$(2,355)	$5,313	$(5,491)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$(0.08)	$0.19	$(0.20)
Net (loss) income	$(0.11)	$(0.09)	$0.19	$(0.20)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$(0.08)	$0.19	$(0.20)
Net (loss) income	$(0.11)	$(0.09)	$0.19	$(0.20)
Weighted average shares outstanding—basic	27,960,030	27,984,595	28,047,046	28,054,429
Weighted average shares outstanding—diluted	27,960,030	27,984,595	28,416,008	28,054,429

(1)
Operating income for certain of the quarters ended during 2013 includes the following:

•
Strategic transaction costs of $2.7 million and $1.7 million related to our strategic initiatives for the quarters ended September 30 and December 31, respectively

(2)
Loss (income) from continuing operations for each of the quarters ended during 2013 includes the following:

•
Income tax valuation allowances of $1.0 million, $0.4 million, $0.9 million, and $1.1 that were provided in excess of the Company's deferred tax benefits for the quarters ended March 31, June 30, September 30 and December 31, respectively

(3)
Operating income for certain of the quarters ended during 2012 includes the following:

•
Project-opening costs of $0.3 million, $2.2 million and $0.2 million related to the VLT construction project at Scioto Downs for the quarters ended March 31, June 30, and September 30, respectively

•
Other regulatory gaming assessment costs of $0.4 million related to Presque Isle Downs for the quarter ended December 31

(4)
(Loss) income from continuing operations for each of the quarters ended during 2012 includes the following:

•
Income tax valuation allowances of $0.6 million, $0.7 million, $0.7 million and $1.2 million that were provided in excess of the Company's deferred tax benefits for the quarters ended March 31, June 30, September 30 and December 31, respectively

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY DATA (UNAUDITED) (Continued)

(5)
Net income for the quarter ended September 30, 2012 includes expense of $0.3 million related to the settlement of a matter related to a former employee of Jackson Racing, Inc (discontinued operation).

(6)
In the Quarterly Report on Form 10-Q for the period ended September 30, 2013, the classification of costs related to discretionary coupons previously reported within marketing and promotions was revised to report such costs as a component of promotional allowances. All periods presented have been revised to reflect this revision.

MTR GAMING GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts receivable	$350,000	$71,000	$270,000	$151,000
Year ended December 31, 2012:
Allowance for doubtful accounts receivable	$383,000	$118,000	$151,000	$350,000
Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$386,000	$33,000	$36,000	$383,000

(1)
Amounts charged to costs and expenses.

(2)
Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo LLC, and Thomas Reeg, Robert Jones, and Gary Carano, as the Member Representative (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to our Current Report on Form 8-K filed on September 11, 2013).
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated November 18, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado HoldCo LLC (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013).
2.3
Amendment No. 2 to Agreement and Plan of Merger, dated February 13, 2014, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado HoldCo LLC (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2014).
3.1	Amended and Restated Certificate of Incorporation of MTR Gaming Group, Inc.
3.2	Amended Bylaws (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014).
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
10.2
Amendment No. 1 and Waiver, dated as of March 7, 2014, by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., and Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to our Current Form 8-K filed on March 13, 2014).
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
10.6	Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.7
First Amendment to Employment Agreement, dated as of January 6, 2011, by and between MTR Gaming Group, Inc. and Jeffrey J. Dahl (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).

EXHIBIT NO.	ITEM TITLE
10.8	Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our current report on Form 8-K filed on April 4, 2011).
10.9
First Amendment to Employment Agreement, dated as of March 30, 2011, by and between MTR Gaming Group, Inc. and Joseph L. Billhimer (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.10
Employment Agreement, dated as of November 5, 2010, by and between MTR Gaming Group, Inc. and John W. Bittner, Jr. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2010).
10.11
Employment Agreement, effective as of December 16, 2010, by and between MTR Gaming Group, Inc. and Narciso A. Rodriguez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2010).
10.12
Confidential Separation Agreement and General Release, dated January 16, 2014, between MTR Gaming Group, Inc. and Narciso A. Rodriquez-Cayro (incorporated by reference to our Current Report on Form 8-K filed on January 23, 2014).
10.13
Employment Agreement, dated as of December 15, 2010, by and between Presque Isle Downs, Inc., a wholly-owned subsidiary of MTR Gaming Group, Inc., and Fred A. Buro (incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2012).
10.14
First Amendment to Employment Agreement, dated as of December 15, 2010, by and between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011).
10.15	Separation Agreement and Release, dated January 23, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on January 31, 2014).
10.16	Form of Consulting Agreement, dated January 30, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to our Current Report on Form 8-K filed on January 31, 2014).
10.17	MTR Gaming Group, Inc. Executive Medical Reimbursement Plan Document and Summary (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2011).
10.18	2010 Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.19	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
10.20	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.21	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
10.22	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2011).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.2	Amendment to the Company's Code of Ethics and Business Conduct (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2007).

EXHIBIT NO.	ITEM TITLE
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	Description of Governmental Regulations and Licensing (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document