Form 10-Q
period 2014-03-31
MTR GAMING GROUP INC
filed 2014-05-12
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

COMMON STOCK, $.00001 PAR VALUE
Class
28,325,377
Outstanding at April 30, 2014

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31 2014	December 31 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,718	$100,124
Restricted cash	8,757	7,255
Accounts receivable, net of allowance for doubtful accounts of $147 in 2014 and $151 in 2013	2,288	4,853
Inventories	4,193	4,272
Deferred financing costs	1,642	1,642
Prepaid expenses and other current assets	7,343	7,850

Total current assets	108,941	125,996
Property and equipment, net	366,934	371,364
Other intangible assets	136,073	136,080
Deferred financing costs, net of current portion	6,355	6,766
Deposits and other	1,770	1,801
Non-operating real property	10,769	10,769
Assets of discontinued operations	184	184

Total assets	$631,026	$652,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,632	2,998
Accounts payable—gaming taxes and assessments	6,557	9,947
Accrued payroll and payroll taxes	5,443	5,466
Accrued interest	10,938	27,344
Other accrued liabilities	19,479	17,043
Construction project and equipment liabilities	1,579	788
Deferred income taxes	837	837
Liabilities of discontinued operations	116	116

Total current liabilities	47,581	64,539
Long-term debt	559,364	558,834
Other regulatory gaming assessments	4,688	4,806
Long-term compensation	173	871
Deferred income taxes	18,335	17,412
Other long-term liabilities	508	497

Total liabilities	630,649	646,959

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	65,628	65,047
Accumulated deficit	(65,356)	(59,143)
Accumulated other comprehensive loss	(119)	(127)

Total stockholders' equity of MTR Gaming Group, Inc.	153	5,777
Non-controlling interest of discontinued operations	224	224

Total stockholders' equity	377	6,001

Total liabilities and stockholders' equity	$631,026	$652,960

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2014	2013
Revenues:
Gaming	$106,950	$114,769
Pari-mutuel commissions	1,280	1,380
Food, beverage and lodging	8,995	9,488
Other	2,421	2,157

Total revenues	119,646	127,794
Less promotional allowances	(4,818)	(5,067)

Net revenues	114,828	122,727

Operating expenses:
Costs of operating departments:
Gaming
Operating	63,329	67,221
Pari-mutuel commissions	1,869	1,852
Food, beverage and lodging	7,339	7,519
Other	1,525	1,541
Marketing and promotions	3,331	3,611
General and administrative	16,920	15,977
Strategic transaction costs	521	—
Depreciation	7,784	7,544
Loss (gain) on the sale or disposal of property	18	(82)

Total operating expenses	102,636	105,183

Operating income	12,192	17,544
Other income (expense):
Interest income	2	14
Interest expense	(17,390)	(17,391)

(Loss) income before income taxes	(5,196)	167
Provision for income taxes	(1,017)	(953)

Net loss	$(6,213)	$(786)

Net loss per common share:
Basic	$(0.22)	$(0.03)

Diluted	$(0.22)	$(0.03)

Weighted average number of shares outstanding:
Basic	28,500,328	28,137,030

Diluted	28,500,328	28,137,030

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2014	2013
Net loss	$(6,213)	$(786)
Other comprehensive income, net of tax:
Defined benefit pension plan:
Amortization of net gain(1)	8	10

Other comprehensive income	8	10

Comprehensive loss	(6,205)	$(776)

(1)
No tax expense or benefit is recognized on these amounts as a result of the Company's cumulative loss position.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net loss	$(6,213)	$(786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,784	7,544
Amortization of deferred financing fees and accretion of original issue discount	941	939
Bad debt (recovery) expense	(4)	6
Stock-based compensation expense	455	448
Change in fair value of acquisition related contingencies	18	19
Deferred income taxes	923	852
Loss (gain) on the sale or disposal of property	18	(82)
Change in operating assets and liabilities:
Accounts receivable	2,569	1,401
Other current assets	490	(270)
Accounts payable	(3,749)	(6,033)
Accrued liabilities	(14,014)	(14,262)
Other regulatory gaming assessments	(125)	(169)
Long-term compensation	(816)	(44)
Accrued income taxes	96	(74)

Net cash used in continuing operating activities	(11,627)	(10,511)
Net cash used in discontinued operating activities	—	(7)

Net cash used in operating activities	(11,627)	(10,518)

Cash flows from investing activities:
Increase in restricted cash	(1,502)	(2,795)
Decrease in deposits and other	31	—
Proceeds from the sale of property and equipment	1	127
Reimbursement of capital expenditures from West Virginia regulatory authorities	235	2
Capital expenditures	(2,808)	(2,905)

Net cash used in investing activities	(4,043)	(5,571)

Cash flows from financing activities:
Proceeds from exercise of stock options	264	—

Cash provided by financing activities	264	—

Net decrease in cash and cash equivalents	(15,406)	(16,089)
Cash and cash equivalents, beginning of period	100,124	115,113

Cash and cash equivalents, end of period	$84,718	$99,024

Supplemental disclosure of cash flow information:
Interest paid	$32,838	$32,838

Income taxes paid	$—	$175

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

        In conjunction with the pending merger with Eldorado Resorts (as defined below), in September 2013, we formed several entities to facilitate the mergers: Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations as of and for the three months ended March 31, 2014or as of December 31, 2013.

        The accompanying unaudited consolidated financial statements of MTR Gaming Group, Inc. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

        There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Pending Mergers with Eldorado HoldCo LLC

        On September 9, 2013, the Company entered into a definitive agreement and plan of merger with Eldorado HoldCo LLC ("Eldorado"), the parent company of Eldorado Resorts LLC ("Eldorado Resorts"). Pursuant to the merger agreement, which was amended November 18, 2013 and February 13, 2014, the Company will combine with Eldorado in a part cash, part stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International) ("Silver Legacy").

        Specifically, the Company, NewCo, Merger Sub A, Merger Sub B, Eldorado, and Thomas Reeg, Robert Jones, and Gary Carano, as the representative of the members of Eldorado, entered into an

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

Agreement and Plan of Merger as of September 9, 2013 (as amended, the "Merger Agreement"), pursuant to which the Company will merge with Merger Sub A and Eldorado will merge with Merger Sub B, with the Company and Eldorado as the surviving entities in such mergers (the "Mergers"). As a result of the Mergers, NewCo will become the holding company for the Company and Eldorado and be renamed "Eldorado Resorts, Inc.," with its shares of common stock listed on The Nasdaq Stock Market.

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

        Completion of the Mergers is subject to a number of customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the effectiveness of the registration statement filed by NewCo on November 4, 2013 with the Securities and Exhange Commission (the "SEC") relating to the NewCo common stock to be issued in the Mergers, and the receipt of required regulatory approvals. The obligation of Eldorado and the Company to complete the Mergers is also conditioned on the combined adjusted EBITDA (as defined in the Merger Agreement) of the Company and Eldorado exceeding $115.0 million during the twelve months ending on the month end

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

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

        At the request of Eldorado, the Company commenced a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying the Company's 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") on terms and conditions agreed upon between Eldorado and the Company. On January 8, 2014, this consent solicitation expired, and the necessary principal amount of the Notes validly delivered duly executed consents for the proposed amendments. Accordingly, the consents received exceeded the number needed to approve the proposed amendments to the indenture, which will permit the formation of a new holding company without requiring the Company to effect a change of control offer under the Notes and indenture. The Company did not pay a consent fee to any registered holder of the Notes in connection with this consent solicitation.

        In March 2014, the Company amended its Credit Facility (as defined below) to modify the terms of the agreement and received a waiver of the Change in Control default provisions and any breach as a result of the payment of up to $35.0 million to stockholders to repurchase shares of the Company's stock, in anticipation of the Mergers. The amendment modified the covenant requirements for the maximum leverage ratios and minimum interest coverage ratios for the periods beginning September 30, 2014 and thereafter. There was no fee incurred to obtain the amendment.

        The Company incurred costs of approximately $0.5 million, related to our strategic initiatives, during the three months ended March 31, 2014. Strategic transaction related costs are expensed as incurred and are included within strategic transaction costs in the accompanying consolidated statements of operations.

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

        The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$20,676	$—	$—	$20,676

Total assets	$20,676	$—	$—	$20,676

Liabilities
Acquisition-related contingent considerations	$—	$—	$597	$597

Total liabilities	$—	$—	$597	$597

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$33,524	$—	$—	$33,524

Total assets	$33,524	$—	$—	$33,524

Liabilities
Acquisition-related contingent considerations	$—	$—	$586	$586

Total liabilities	$—	$—	$586	$586

        The following table represents the change in acquisition-related contingent consideration liabilities during the three months ended March 31, 2014:

Balance as of December 31, 2013	$586
Amortization of present value discount(1)	18
Fair value adjustment for change in consideration expected to be paid(2)	(7)
Settlements	—

Balance as of March 31, 2014	$597

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheet.

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the Notes (See Note 7) was $643.4 million at March 31, 2014 compared to a carrying value of $559.4 million at March 31, 2014. The fair value of the Notes was $634.8 million at December 31, 2013 compared to a carrying value of $558.8 million at December 31, 2013. The fair values of our Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

NOTE 3—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. No less than annually, we obtain independent appraisals of the fair value of these assets. Based upon the results of the appraisal obtained at December 31, 2013, no adjustments to the carrying values of non-operating real properties were necessary. No developments have occurred subsequent to these appraisals that would indicate that impairment recognition is necessary.

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—NON-OPERATING REAL PROPERTY (Continued)

are not classified as held-for-sale as of March 31, 2014. These properties are included in non-operating real properties in our consolidated balance sheets as of March 31, 2014 and December 31, 2013.

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

        We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized during the three months ended March 31, 2014 and 2013 was $0.5 million and $0.4 million, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations.

        Nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") are approved by the Compensation Committee of the Board of Directors ("BOD") and are granted to executive officers, certain key employees and non-employee members of the BOD as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan"). Additionally, effective in January 2014, the Compensation Committee awarded common stock, pursuant to the 2010 Plan, to non-employee directors who have completed a minimum of four years of service and have met the applicable stock ownership guidelines. For those non-employee directors who have not met this criteria, the annual equity award will continue to be in the form of RSUs. Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company. The Performance Awards relate to the achievement of defined levels of performance and are generally measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one or two-year Performance Period depending upon the award agreement. If the Performance Award levels are achieved, the awards earned will vest and become payable at the end of the Vesting Period, defined as either a one or two calendar year period following the Performance Period.

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

        As of March 31, 2014, we have approximately $0.8 million of unrecognized incentive compensation expense related to Performance Awards that is expected to be recognized over a weighted-average period of approximately 1.67 years.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the Stock Option activity for the three months ended March 31, 2014 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2013	852,000	$2.32–16.27	$5.14	6.81
Granted	—	—	—
Exercised	(119,446)	$2.32–3.94	2.62
Expired	—	—	—
Forfeited	(92,799)	$2.44–3.94	3.23

Outstanding—March 31, 2014	639,755	$2.32–16.27	$5.89	6.11	$1.0

Exercisable at March 31, 2014	505,043	$2.32–16.27	$6.60	5.55	$0.8

        As of March 31, 2014, there was $0.2 million of unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted-average period of approximately 1.47 years.

        A summary of the RSU activity for the three months ended March 31, 2014 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2013	223,100	$2.85	1.65	$1.2
Granted	85,100	5.26
Vested	(84,500)	3.06
Forfeited	(36,600)	2.53

Unvested outstanding as of March 31, 2014	187,100	$4.05	2.53	$1.0

        As of March 31, 2014, we had approximately $0.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 2.53 years.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EARNINGS PER SHARE (Continued)

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	2014	2013
	(dollars in thousands, except per share amounts)
Net loss	$(6,213)	$(786)
Shares outstanding:
Weighted average shares outstanding	28,500,328	28,137,030
Effect of dilutive securities	—	—

Diluted shares outstanding	28,500,328	28,137,030

Net loss per common share:
Basic	$(0.22)	$(0.03)

Diluted	$(0.22)	$(0.03)

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three months ending March 31 because they were anti-dilutive.

	Three Months Ended March 31
	2014	2013
Weighted-average anti-dilutive stock options outstanding	745,878	1,252,300
Weighted-average anti-dilutive restricted stock units outstanding	205,100	328,736

	950,978	1,581,036

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

        The income tax provision for the three months ended March 31, 2014 and 2013 results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below. The income tax provision for each of the three months ended March 31, 2014 and 2013 also includes a local income tax provision of $0.1 million.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. The increase in the valuation allowance was $0.9 million for each of the three months ended March 31, 2014 and 2013.

        As of March 31, 2014, there are no unrecognized tax benefits and we do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a US federal income tax return, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2010.

NOTE 7—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
11.5% Senior Secured Second Lien Notes (net of unamortized discount of $11,300 and $11,830 in 2013 and 2012, respectively)	$559,364	$558,834

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 million 11.5% Senior Secured Second Lien Notes due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 10.50%. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent.

        On September 9, 2013, we entered into the Merger Agreement with Eldorado pursuant to which the Company will combine with Eldorado. At the request of Eldorado, the Company commenced a consent solicitation with respect to obtaining certain amendments and waivers of the Indenture

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

underlying the Notes on terms and conditions as agreed upon between Eldorado and the Company. On January 8, 2014, the consent solicitation with respect to the Notes expired, and the necessary principal amount of the Notes validly delivered duly executed consents for the proposed amendments. Accordingly, the consents received exceed the number needed to approve the proposed amendments to the Indenture, which will permit the formation of a new holding company without requiring the Company to effect a change of control offer under the Notes and Indenture. We did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

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

        The Indenture contains a number of customary covenants and events of default. One such event of default includes the revocation, suspension or loss of any gaming license which results in the cessation of business operations for a period of more than 90 days, which if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable. As of March 31, 2014, we are in compliance with the required covenants.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of March 31, 2014 or December 31, 2013.

        On March 7, 2014, the Credit Facility was amended to modify the terms of the agreement and we received a waiver of (i) the "default" or "event of default" that would have been occurred upon consummation of the proposed mergers with Eldorado, (ii) any breach of the Credit Facility that may result from the payment of up to $35.0 million to repurchase shares of the Company's common stock in connection with the proposed mergers and (iii) that the proposed mergers transaction would not constitute a change of control for any purpose under the Credit Facility. Additionally, the Credit Facility was amended to: (i) change the maximum leverage ratio to 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015 and 7.00:1.00 for fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter and (ii) change the interest coverage ratio to 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter. There was no fee incurred to obtain the amendment.

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

        The Credit Facility contains a number of customary covenants as well as certain financial covenants. These include maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of March 31, 2014, the Company was in compliance with the required covenants.

        The Credit Facility contains a number of customary events of default, including, which if any of them occurs, would permit the lenders to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss as of March 31, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$(127)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	8

Net current-period other comprehensive income	8

Balance as of March 31, 2014	$(119)

(1)
Amounts are presented after income tax, including consideration of related valuation allowance. No net tax benefit was recognized during the three months ended March 31, 2014.

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

        Scioto Downs, in order to protect its right to VLT gaming, successfully intervened in a lawsuit challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Dispositive motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter as a companion case to another matter that is before the court. Oral argument has not yet been scheduled in either case.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at March 31, 2014 and December 31, 2013. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court and on April 8, 2013 we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania which took place on November 19, 2013. On March 11, 2014, the Superior Court made a determination that it would not address the case on its merits which ultimately results in an affirmation of the prior judgment.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has been accrued in our consolidated balance sheet at March 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2014 and December 31, 2013 was $5.1 million and $5.2 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. The Company paid approximately $0.1 million during the three months ended March 31, 2014.

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

  •
  the other factors set forth in Part I, Items 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        In conjunction with the pending Mergers with Eldorado Resorts (as discussed below), in September 2013, we formed several entities to facilitate the mergers: Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations as of and for the three months ended March 31, 2014 or as of and for the year ended December 31, 2013.

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

        Mountaineer currently operates 2,107 slot machines, 12 poker tables and 39 casino table games and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 1,720 slot machines, 9 poker tables and 37 casino table games. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs currently operates 2,104 VLTs and offers live harness horse racing from May through September, operating 90 live racing days and year-round pari-mutuel wagering.

Property Development:

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel will have approximately 117 rooms and suites. The hotel broke ground in July 2012 and is expected to open in late May 2014.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our property results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the three months ended March 31, 2014, our property slot win percentage is in the range of 8.1% to 8.4% of slot handle, and our table game win percentage is in the range of 19% to 21% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the three months ended March 31, 2014, our property daily net win per slot is in the range of $177 to $196, and for Presque Isle Downs and Mountaineer our daily net win per table is $886 and $1,365, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. ADR is calculated by dividing total room revenue, including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms. We calculate ADR with and without the impact of complimentary rooms. RevPAR is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available. Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available. The primary drivers in changes to our ADR and RevPAR calculations include: room inventory, which from time to time is impacted by renovations and maintenance; retail room rates, which are reviewed periodically and may fluctuate based on day of the week, group utilization, etc.; and the mix of cash and complimentary patron volumes which impact our occupancy levels. For the three months ended March 31, 2014 and 2013, our ADR was $81 and $77, respectively, excluding complimentary rooms and $44 and $45, respectively, including complimentary rooms. Room inventory was consistent for 2014 compared to 2013, average room rates and revenue for group patrons increased between the two periods; however, occupancy levels decreased slightly. RevPAR for the three months ended March 31, 2014 and 2013 was approximately $37 and $38, respectively, including complimentary rooms.

Pending Mergers with Eldorado HoldCo LLC

        On September 9, 2013, the Company entered into a merger agreement with Eldorado, the parent company of Eldorado Resorts, LLC. Pursuant to the merger agreement, the Company will combine with the parent company of Eldorado Resorts, LLC ("Eldorado Resorts") in a part cash, part stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy (a 50/50 joint venture with MGM Resorts International).

        Under the terms of the Merger Agreement, the Company and Eldorado will become wholly-owned subsidiaries of ERI, which will become the new holding company for the Company, Eldorado, and their respective subsidiaries and will be renamed "Eldorado Resorts, Inc.," with its shares of common stock listed on the Nasdaq Stock Market. The holders of the Company's common stock and Eldorado membership interests prior to the Mergers will together own all of the outstanding shares of common stock of NewCo following the transaction.

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

Financial Summary:

        The significant factors affecting our results for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, were:

  •
  The decrease in net revenues of $7.9 million for the three months ended March 31, 2014, compared to the prior year period, was primarily due to increased competition in Ohio.

    As a result of the continued expansion in gaming in Ohio, all of our gaming facilities continue to experience the impact of operating in a highly competitive environment. We have increased our promotional offerings at our properties in order to compete with the significant and sustained increases in promotional offers at many of our competitors. Although we believe that the current level of promotional offerings in the markets in which we operate will decrease to a normal and sustainable level, we are uncertain as to the timing. We will continue to prudently review our reinvestment levels and will make ongoing adjustments to ensure our properties reflect the appropriate level of offerings to sustain our margins. In addition, we believe economic uncertainty, gaming market saturation and slower than anticipated economic recovery continues to impact overall gaming results in our regional markets.

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

  •
  Severe winter weather conditions during the first quarter of 2014 compared to the prior year reduced patron traffic and negatively impacted operations.

  •
  We incurred strategic transaction costs of $0.5 million for the three months ended March 31, 2014, related to the pending Mergers with Eldorado consisting primarily of legal, financial advisor, accounting and consulting costs.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

        The results of operations are summarized below:

	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands)
Revenues:
Gaming	$106,950	$114,769
Pari-mutuel commissions	1,280	1,380
Food, beverage and lodging	8,995	9,488
Other	2,421	2,157

Revenues	119,646	127,794
Less promotional allowances	(4,818)	(5,067)

Net revenues	114,828	122,727

Operating expenses:
Gaming	63,329	67,221
Pari-mutuel commissions	1,869	1,852
Food, beverage, lodging	7,339	7,519
Other	1,525	1,541
Marketing and promotions	3,331	3,611
General and administrative	16,920	15,977
Strategic transaction costs	521	—
Depreciation	7,784	7,544
Loss (gain) on the sale or disposal of property	18	(82)

Total operating expenses	102,636	105,183

Operating income	12,192	17,544
Interest expense, net	(17,388)	(17,377)
Provision for income taxes	(1,017)	(953)

Net loss	(6,213)	$(786)

Financial results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net Revenues

        Net revenues for the three months ended March 31, 2014, comprised of $108.2 million in gaming and pari-mutuel revenues (94% of total net revenues), $11.4 million of non-gaming revenues (10% of total net revenues) less $4.8 million of promotional allowances (-4% of total net revenues), decreased $7.9 million, or 6.4%, compared to net revenues for the three months ended March 31, 2013, comprised of $116.1 million in gaming and pari-mutuel revenues (95% of total net revenues), $11.7 million of non-gaming revenues (9% of total net revenues) less $5.1 million of promotional allowances (-4% of total net revenues). The decrease was primarily attributable to the decline in gaming and food, beverage, and lodging revenues, partially offset by a decrease in promotional allowances, as discussed further in the following sections.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended March 31, 2014 of $106.9 million represents a $7.8 million, or 6.8%, decrease compared to the prior year period. The decrease of $7.8 million is comprised of a decrease in slot, table and poker revenues of $7.0 million, $0.7 million and $0.1 million, respectively. The decrease in gaming revenues were primarily due to continued competitive pressures principally from the two new racinos near Cleveland, which opened in April 2013 and December 2013, as well as, the impact of severe winter weather conditions during the three months ended March 31, 2014 compared to the prior year period.

        Gaming revenue at Mountaineer decreased by $3.4 million, or 7.4%, to $42.0 million for the three months ended March 31, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot and table gaming revenue of $3.1 million and $0.3 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $4.3 million, or 11.9%, to $31.4 million for the three months ended March 31, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $3.7 million, $0.5 million and $0.1 million, respectively.

        Gaming revenue at Scioto Downs decreased by $0.2 million, or 0.6%, to $33.6 million for the three months ended March 31, 2014, compared to the prior year period. The decrease is comprised entirely of a decrease in slot revenue.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended March 31, 2014 of $1.3 million represents a $0.1 million, or 7.2%, decrease compared to the prior year period, primarily attributable to track closures and the cancellation of races due to the severe cold weather and significant snowfall during the three months ended March 31, 2014.

        Pari-mutuel commissions at Scioto Downs decreased by $0.1 million for the three months ended March 31, 2014, compared to the prior year period.

        Pari-mutuel commissions at Mountaineer and Presque Isle Downs was relatively flat for the three months ended March 31, 2014 compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended March 31, 2014 of $9.0 million represents a $0.5 million, or 5.2%, decrease compared to the prior year period. The decrease was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.2 million, or 3.4%, to $4.6 million for the three months ended March 31, 2014, compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs decreased by $0.3 million, or 13.2%, to $2.1 million for the three months ended March 31, 2014, compared to the prior year period.

        Food and beverage revenue at Scioto Downs remained relatively flat at $2.3 million for the three months ended March 31, 2014, compared to the prior year period.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended March 31, 2014 of $2.4 million represent a $0.3 million, or 12.3%, increase compared to the prior year period. The increase is comprised primarily of a $0.2 million increase at Mountaineer, which is attributable to increased retail sales and food and beverage sales at our convention center, and a $0.1 million increase at Scioto Downs, which is primarily attributed to an increase in commissions earned from check cashing and ATM services. Other revenues at Presque Isle Downs were relatively flat compared to the prior year period.

Promotional Allowances

        Promotional allowances decreased by $0.2 million, or 4.9%, to $4.8 million for the three months ended March 31, 2014, compared to the prior year period. The decrease was attributable to Presque Isle Downs due to a decrease in the number and effectiveness of certain promotional campaigns due to the severe winter weather conditions experienced during the three months ended March 31, 2014.

Operating Expenses

Gaming

        Gaming expense for the three months ended March 31, 2014 of $63.3 million represents a $3.9 million, or 5.8%, decrease compared to the prior year period. The decrease of $3.9 million is comprised of a decrease in gaming taxes and assessments of $3.3 million and other gaming operating costs of $0.6 million. The decrease in gaming taxes during the three months ended March 31, 2014 is consistent with the decrease in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue increased to 51.9% for the three months ended March 31, 2014 (excluding charges for other gaming assessment costs), compared to 51.3% for the prior year period (excluding charges for other gaming assessment costs). The increase is largely due to an increase of 1.8% in the effective tax rate at Scioto Downs to 44.3% for the three months ended March 31, 2014. Effective July 1, 2013, Scioto Downs is now required to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to purses for racing increased by 1.5%, thereby increasing the annual tax rate for Scioto Downs, when combined with the funding for gaming addiction, to 44.3%. Our gaming taxes and assessments as a percentage of gaming revenue for the three months ended March 31, 2014 were 54.4% and 56.9%, respectively, at Mountaineer and Presque Isle Downs. Our gaming taxes and assessments as a percentage of gaming revenue for the three months ended March 31, 2013 were 54.3%, 56.0% and 42.5%, respectively, at Mountaineer, Presque Isle Downs and Scioto Downs. The decrease in other gaming operating costs of $0.6 million is primarily due to the reduction of compensation related costs at all of our properties, and to a lesser extent a decrease in equipment rental and lease expense at Presque Isle Downs.

Pari-Mutuel

        Pari-mutuel expense was flat at $1.9 million for the three months ended March 31, 2014 compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense decreased by $0.2 million, or 2.4%, to $7.4 million for the three months ended March 31, 2014, compared to the prior year period. The decrease was consistent with the decline in food, beverage and lodging revenues. Our gross profit margin for the three months ended March 31, 2014 decreased to 18.4% from 20.8% in the same period prior year. The gross profit margin was primarily impacted by increased food costs at Presque Isle Downs primarily from the food offerings at the recently renovated buffet that were further disadvantaged by a decline in revenue due to the impacts of the severe weather that reduced patron traffic.

Other

        Other expense was flat at $1.5 million for the three months ended March 31, 2014, compared to the prior year period.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.3 million, or 7.7%, to $3.3 million for the three months ended March 31, 2014, compared to the prior year period. The decrease was primarily due to a decrease in marketing costs at Presque Isle Downs of $0.3 million due to the delay or postponement of several promotions as a result of the harsh winter weather experienced during the quarter, a decrease of $0.1 million at our corporate office as a result of the departure of our Chief Marketing Officer in January 2014; partially offset by an increase of $0.1 million at Scioto Downs.

General and Administrative

        General and administrative expense increased by $0.9 million, or 5.9%, to $16.9 million for the three months ended March 31, 2014, compared to the period year period. Significant factors contributing to the increase in general and administrative expenses, as compared to the prior year period, were:

  •
  an increase in compensation related costs principally as a result of severance expense recognized upon the departure of certain executive officers at our corporate office and key employees at our properties, offset in part by a decline in salaries and related benefits and other incentive compensation costs;

  •
  an increase in repairs and maintenance costs due to the severe weather conditions experienced during the quarter;

  •
  an increase in legal costs and insurance related claims; and

  •
  offset by a decrease in consulting and general operating expenses due to costs containment efforts as operating results declined.

Strategic transaction costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013, we incurred costs during the three months ended March 31, 2014 of $0.5 million. These costs were comprised primarily of legal, financial advisor, accounting and consulting costs.

Depreciation

        Depreciation expense increased by $0.2 million, or 3.2%, to $7.8 million for the three months ended March 31, 2014, compared to the prior year period. The increases were primarily attributable to an increase at Presque Isle Downs and Mountaineer of $0.2 million and $0.1 million, respectively, due to an increase in capital expenditures placed in service during 2013. The additions during 2013, at Presque Isle Downs, primarily included new slot machines and the construction of barns, while the additions at Mountaineer primarily included new slot machines and casino renovations.

Interest Expense, net

        Interest expense, net remained flat at $17.4 million for the three months ended March 31, 2014, compared to the prior year period.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $1.0 million for the three months ended March 31, 2014 and 2013. The provision for 2014 and 2013 reflects the recording of additional valuation allowances on deferred assets for each period in the amount of $0.9 million, as well as a city income tax provision in each period of $0.1 million.

Property Adjusted EBITDA

        Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. During 2013, the Company modified its definition of Adjusted EBITDA to exclude costs associated with strategic transactions and project-openings. These costs are not viewed as part of our ongoing operating results, and their exclusion is consistent with the components of Adjusted EBITDA pursuant to our debt covenant calculations under our Credit Facility. The exclusion of these costs, in the modified definition, more accurately reflects how management measures the operating performance of the Company. Management of the Company uses Adjusted EBITDA as the primary measure of the Company's operating performance and as a component in evaluating the performance of operating personnel. This non- GAAP financial measure has limitations as an analytical tool, should not be viewed as a substitute for net revenues determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding the Company's ongoing operating results.

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP. Prior period amounts have been updated to reflect the modified Adjusted EBITDA definition:

	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$45,929	$49,165
Presque Isle Downs & Casino	33,115	37,591
Scioto Downs	35,784	35,971
Corporate	—	—

Net revenues	$114,828	$122,727

Adjusted EBITDA:
Mountaineer Casino, Racetrack & Resort	$7,238	$8,300
Presque Isle Downs & Casino	4,133	6,270
Scioto Downs	11,989	12,950
Corporate expenses	(2,862)	(2,563)

Consolidated Adjusted EBITDA	$20,498	$24,957

Mountaineer Casino, Racetrack & Resort:
Net income	$4,937	$6,080
Interest income	—	(2)
Depreciation	2,302	2,232
Gain on the sale or disposal of property	(1)	(10)

Adjusted EBITDA	$7,238	$8,300

Presque Isle Downs & Casino:
Net income	$1,443	$3,900
Interest income & capitalized interest	—	(1)
Provision for income taxes	621	621
Depreciation	2,068	1,871
Other regulatory gaming assessments	(17)	(49)
Loss (gain) on the sale or disposal of property	18	(72)

Adjusted EBITDA	$4,133	$6,270

	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands)
Scioto Downs:
Net income	$8,171	$9,167
Interest expense	18	19
Provision for income taxes	396	332
Depreciation	3,404	3,432

Adjusted EBITDA	$11,989	$12,950

Corporate:
Net loss	$(20,764)	$(19,933)
Interest expense, net of interest income	17,370	17,361
Depreciation	10	9
Loss on the sale or disposal of property	1	—
Strategic transaction costs	521	—

Adjusted EBITDA	$(2,862)	$(2,563)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(6,213)	$(786)
Interest expense, net of interest income	17,388	17,377
Provision for income taxes	1,017	953
Depreciation	7,784	7,544
Other regulatory gaming assessments	(17)	(49)
Loss (gain) on the sale or disposal of property	18	(82)
Strategic transaction costs	521	—

Consolidated Adjusted EBITDA	$20,498	$24,957

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

  •
  Mountaineer's Adjusted EBITDA decreased $1.1 million, or 12.8%, to $7.2 million for the three months ended March 31, 2014. The decrease of $1.1 million was primarily due a decrease in gross margin from gaming operations of $1.3 million, partially offset by an increase in gross margin from other revenues of $0.2 million and a decrease in general and administrative expense of $0.1 million. The decrease in gross margin from gaming operations is the result of a decline in revenues which were impacted by competitive pressures, primarily from two new racinos near Cleveland, which opened in April 2013 and December 2013

  •
  Presque Isle Downs' Adjusted EBITDA decreased $2.1 million, or 34.1%, to $4.1 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in gross margin from gaming operations and food and beverage of $1.9 million and $0.4 million, respectively. The decreases in margins are result of a decline in revenues which were impacted by competitive pressures, namely two new racinos near Cleveland, which opened in April 2013 and December 2013, as well as impacts of the severe winter weather conditions during the first quarter of 2014 compared to the prior year period. The decreases were partially offset by an increase in general and administrative expense of $0.3 million primarily due to severance costs recorded upon the termination of a key employee.

  •
  Scioto Downs' Adjusted EBITDA decreased $1.0 million, or 7.5%, to $12.0 million for the three months ended March 31, 2014. The decrease of $1.0 million was primarily due a decrease in gross margin from gaming operations of $0.6 million, as well as an increase in general and administrative expense of $0.4 million principally as a result of an increase in payroll related costs, and weather related maintenance costs.

  •
  Corporate Adjusted EBITDA loss increased $0.3 million, or 11.6%, for the three months ended March 31, 2014. The increase was primarily due to the increase in general and administrative expenses of $0.4 million primarily as a result of severance costs recorded upon the departure of certain executive officers, offset in part by a decrease in compensation related costs.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At March 31, 2014, our cash and cash equivalents, excluding restricted cash, totaled $84.7 million. As of March 31, 2014, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $7.1 million. This amount is available for payment of future purse obligations at our discretion and is held in bank accounts owned of the horsemen's association.

        At March 31, 2014, we had total debt in the aggregate principal amount of $559.4 million; net of discounts, all of which was secured, and surety bonds and letters of credit totaling $4.4 million of which $2.0 million were cash collateralized and shown as restricted cash on our consolidated balance sheets. At March 31, 2014, there were no borrowings under the $20 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, utilization of up to $30.0 million in conjunction with the offer to repurchase up to $35.0 million of the Company's common stock under the proposed Merger Agreement with Eldorado (additional $5.0 million to be funded by Eldorado), any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

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

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands)
Cash flow summary
Net cash used in operating activities	$(11.7)	$(10.5)
Net cash used in investing activities	(4.0)	(5.6)
Cash provided by financing activities	0.3	—

Net decrease in cash and cash equivalents	$(15.4)	$(16.1)

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash used in operating activities approximated $11.7 million during the three months ended March 31, 2014 compared to net cash used in operating activities of $10.5 million during the three months ended March 31, 2013. Current period non-cash expenses included in operating activities of $10.1 million consist primarily of $8.7 million of depreciation and amortization. In 2013, non-cash expenses of $9.7 million included depreciation and amortization of $8.5 million. Additionally, net cash used in operating activities included changes in operating assets and liabilities of approximately $15.5 million and $19.5 million during the three months ended March 31, 2014 and 2013, respectively.

Investing Cash Flow

        Net cash used in investing activities was $4.0 million during the three months ended March 31, 2014, comprised primarily of capital expenditures of $2.8 million and an increase in restricted cash of $1.5 million due to an increase in funds related to simulcasting funds that are restricted to payments for racing purses at Scioto Downs. During the three months ended March 31, 2013, net cash used in investing activities was $5.6 million, comprised principally of capital expenditures of $2.9 million and an increase in restricted cash of $2.8 million due to an increase in funds related to simulcasting funds that are restricted to payments for racing purses at Scioto Downs.

Financing Cash Flow

        Cash provided by financing activities was $0.3 million during the three months ended March 31, 2014, which related to proceeds from the exercise of stock options. There was no cash provided by financing activities during the three months ended March 31, 2013.

Capital Expenditures

        During the three months ended March 31, 2014, additions to property and equipment and other capital projects aggregated $3.6 million, which included $1.5 million for new slot machines at Mountaineer and Presque Isle Downs; $1.3 million in casino renovations and $0.8m million in maintenance related expenditures between all of our properties. The renovations to refresh the gaming floor at Mountaineer were completed during the first quarter of 2014 with the renovations of the hotel rooms at Mountaineer to continue with the completion currently anticipated to occur during the third quarter of 2014.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the three months ended March 31, 2014, Mountaineer was reimbursed $0.2 million on qualified capital expenditures. As of March 31, 2014, Mountaineer remains eligible for approximately $6.6 million under annual modernization fund grants that expire in varying dates through June 30, 2015. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of approximately $11.4 million, or $10.3 million after anticipated reimbursements from West Virginia, on qualified capital expenditures during the remainder of 2014.

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

        The Credit Facility is secured by substantially the same assets securing the 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes"), discussed below (and including securities of the Company's subsidiaries to the extent permitted by law). Borrowings under the Credit Facility are guaranteed by all of our existing and future domestic restricted subsidiaries. The security interest in the collateral that secures the Credit Facility is senior to the security interest in the collateral that secures the Notes.

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

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 million in aggregate principal amount of the Notes at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes will mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. The net proceeds of the sale of the Notes were utilized to refinance our former debt obligations and to finance development of the Scioto Downs gaming facility.

        On September 9, 2013, we entered into a definitive agreement with Eldorado pursuant to which MTR will combine with Eldorado. At the request of Eldorado, MTR commenced a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying the Notes on terms and conditions as agreed upon between Eldorado and MTR. On January 8, 2013, the consent solicitation with respect to the Notes expired, and the necessary principal amount of the Notes validly delivered a duly executed consent for the proposed amendments. Accordingly, the consents received exceed the number needed to approve the proposed amendments to the Indenture, which will permit the formation of a new holding company without requiring MTR to effect a change of control offer under the Notes and Indenture. We did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

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

Contractual Obligations

        There have been no material changes during the three months ended March 31, 2014 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2014 is $5.1 million. The Company paid approximately $0.1 million during the three months ended March 31, 2014.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 9 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that there have been no material changes since December 31, 2013. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of March 31, 2014. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2013).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At March 31, 2014, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $643.4 million million at March 31, 2014.

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

        Re: MTR Gaming Group, Inc. Stockholder Litigation. Since the announcement of the Mergers, three putative class action lawsuits have been filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. The first case was filed on September 23, 2013 and is captioned Harris v. MTR Gaming Group, Inc., et al., Case No. 8937-VCG (the "Harris Case"); the second case was filed on September 27, 2013 and is captioned Julian v. MTR Gaming Group, Inc., et al., Case No. 8950-VCG (the "Julian Case"); and the third case was filed on October 14, 2013 and is captioned Morse v. MTR Gaming, Inc., et al., Case No. 9001 (the "Morse Case"). All three cases have been consolidated into In Re: MTR Gaming Group, Inc. Stockholder Litigation Consol. C.A.No. 8937—VCP. This consolidated case, which purports to be brought as a class action on behalf of all of the Company's stockholders, excluding the members of the Company's board of directors, alleges that the consideration that stockholders will receive in connection with the MTR merger is inadequate and that the Company's directors and current President breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. The complaints contained in the consolidated case allege that MTR, Eldorado, Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado, Gary Carano, Thomas Reeg and Robert T. Jones aided and abetted the alleged breaches by the Company's directors and current President. The consolidated complaint seeks various forms of relief including injunctive relief that would, if granted, prevent the Mergers from being consummated in accordance with the agreed-upon terms. The Company believes that the allegations are without merit and intends to defend the actions.

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

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania. In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at March 31, 2014 and December 31, 2013. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania which occurred on November 19, 2013. On March 11, 2014, the Superior Court made a determination that it would not address the case on its merits which ultimately results in affirmation of the prior judgment.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 16 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the three months ended March 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
2.1	Amendment No. 2 to Agreement and Plan of Merger, dated February 13, 2014, by and among MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado Holdco LLC (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on February 13, 2014).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 10-K filed on March 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2014).
10.1
Amendment No.1 and Waiver, dated as of March 7, 2014, by and between MTR Gaming Group, Inc, JP Morgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on March 13, 2014).
10.2
Confidential Separation Agreement and General Release, dated January 16, 2014, between MTR Gaming Group, Inc. and Narciso A. Rodriquez-Cayro (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2014).
10.3
Separation Agreement and Release, dated January 23, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2014).
10.4
Form of Consulting Agreement, dated January 30, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to Exhibit A to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2014).
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

Date: May 12, 2014	MTR GAMING GROUP, INC.
	By:	/s/ JOSEPH L. BILLHIMER Joseph L. Billhimer PRESIDENT AND CHIEF OPERATING OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
2.1	Amendment No. 2 to Agreement and Plan of Merger, dated February 13, 2014, by and among MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado Holdco LLC (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on February 13, 2014).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 10-K filed on March 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2014).
10.1
Amendment No.1 and Waiver, dated as of March 7, 2014, by and between MTR Gaming Group, Inc, JP Morgan Chase Bank, N.A., as administrative agent, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on March 13, 2014).
10.2
Confidential Separation Agreement and General Release, dated January 16, 2014, between MTR Gaming Group, Inc. and Narciso A. Rodriquez-Cayro (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2014).
10.3
Separation Agreement and Release, dated January 23, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2014).
10.4
Form of Consulting Agreement, dated January 30, 2014, between MTR Gaming Group, Inc. and Fred A. Buro (incorporated by reference to Exhibit A to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2014).
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