Form 10-Q
period 2014-06-30
MTR GAMING GROUP INC
filed 2014-08-08
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

COMMON STOCK, $.00001 PAR VALUE
Class
28,386,084
Outstanding at August 4, 2013

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30 2014	December 31 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,669	$100,124
Restricted cash	7,900	7,255
Accounts receivable, net of allowance for doubtful accounts of $153 in 2014 and $151 in 2013	3,693	4,853
Inventories	4,242	4,272
Deferred financing costs	1,642	1,642
Prepaid expenses and other current assets	8,689	7,850

Total current assets	130,835	125,996
Property and equipment, net	362,938	371,364
Other intangible assets	136,043	136,080
Deferred financing costs, net of current portion	5,945	6,766
Deposits and other	2,122	1,801
Non-operating real property	10,769	10,769
Assets of discontinued operations	184	184

Total assets	$648,836	$652,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,455	2,998
Accounts payable—gaming taxes and assessments	8,053	9,947
Accrued payroll and payroll taxes	5,800	5,466
Accrued interest	27,344	27,344
Other accrued liabilities	19,027	17,043
Construction project and equipment liabilities	274	788
Deferred income taxes	837	837
Liabilities of discontinued operations	116	116

Total current liabilities	64,906	64,539
Long-term debt	559,894	558,834
Other regulatory gaming assessments	4,685	4,806
Long-term compensation	247	871
Deferred income taxes	19,258	17,412
Other long-term liabilities	429	497

Total liabilities	649,419	646,959

Stockholders' equity:
Common stock	—	—
Additional paid-in capital	65,843	65,047
Accumulated deficit	(66,538)	(59,143)
Accumulated other comprehensive loss	(112)	(127)

Total stockholders' (deficit) equity of MTR Gaming Group, Inc.	(807)	5,777
Non-controlling interest of discontinued operations	224	224

Total stockholders' (deficit) equity	(583)	6,001

Total liabilities and stockholders' (deficit) equity	$648,836	$652,960

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues:
Gaming	$112,656	$119,186	$219,606	$233,955
Pari-mutuel commissions	3,343	3,419	4,623	4,799
Food, beverage and lodging	10,300	10,808	19,295	20,296
Other	3,853	3,634	6,274	5,791

Total revenues	130,152	137,047	249,798	264,841
Less promotional allowances	(5,252)	(5,670)	(10,070)	(10,737)

Net revenues	124,900	131,377	239,728	254,104

Operating expenses:
Costs of operating departments:
Gaming	66,535	69,051	129,864	136,272
Pari-mutuel commissions	3,356	3,376	5,225	5,228
Food, beverage and lodging	7,947	8,276	15,286	15,795
Other	2,333	2,299	3,858	3,840
Marketing and promotions	3,784	4,150	7,115	7,761
General and administrative	15,490	16,533	32,410	32,510
Strategic transaction costs	383	—	904	—
Depreciation	7,705	7,547	15,489	15,091
Loss (gain) on the sale or disposal of property	27	(11)	45	(93)

Total operating expenses	107,560	111,221	210,196	216,404

Operating income	17,340	20,156	29,532	37,700
Other income (expense):
Interest income	2	8	4	22
Interest expense	(17,391)	(17,392)	(34,781)	(34,783)

(Loss) income from continuing operations before income taxes	(49)	2,772	(5,245)	2,939
Provision for income taxes	(1,133)	(386)	(2,150)	(1,339)

Net (loss) income	$(1,182)	$2,386	(7,395)	$1,600

Net (loss) income per common share:
Basic	$(0.04)	$0.08	$(0.26)	$0.06

Diluted	$(0.04)	$0.08	$(0.26)	$0.06

Weighted-average number of shares outstanding:
Basic	28,723,204	28,179,851	28,614,440	28,159,131

Diluted	28,723,204	28,456,713	28,614,440	28,501,793

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net (loss) income	$(1,182)	$2,386	$(7,395)	$1,600
Other comprehensive income, net of tax:
Defined benefit pension plan:
Amortization of net gain(1)	7	11	15	21

Other comprehensive income	7	11	15	21

Comprehensive (loss) income	$(1,175)	$2,397	$(7,380)	$1,621

(1)
No tax expense or benefit is recognized on these amounts as a result of the Company's cumulative loss position.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(7,395)	$1,600
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	15,489	15,091
Amortization of deferred financing fees and accretion of original issue discount	1,881	1,879
Bad debt expense	26	41
Stock-based compensation expense	563	621
Change in fair value of acquisition related contingencies	37	39
Deferred income taxes	1,846	1,704
Loss (gain) on the sale or disposal of property	45	(93)
Change in operating assets and liabilities:
Accounts receivable	1,134	(351)
Other current assets	(924)	(3,262)
Accounts payable	(1,425)	(4,341)
Accrued liabilities	2,269	3,771
Other regulatory gaming assessments	(133)	(503)
Long-term compensation	(691)	125

Net cash provided by continuing operating activities	12,722	16,321
Net cash used in discontinued operating activities	—	(7)

Net cash provided by operating activities	12,722	16,314

Cash flows from investing activities:
Increase in restricted cash	(645)	(2,453)
Increase in deposits and other	(321)	—
Payment of Ohio video lottery terminal license fee	—	(25,000)
Proceeds from the sale of property and equipment	29	147
Reimbursement of capital expenditures from West Virginia regulatory authorities	406	1,826
Capital expenditures	(8,042)	(10,383)

Net cash used in investing activities	(8,573)	(35,863)

Cash flows from financing activities:
Proceeds from exercise of stock options	773	564
Purchase and retirement of treasury stock	(377)	(231)

Net cash provided by financing activities	396	333

Net increase (decrease) in cash and cash equivalents	4,545	(19,216)
Cash and cash equivalents, beginning of period	100,124	115,113

Cash and cash equivalents, end of period	$104,669	$95,897

Supplemental disclosure of cash flow information:
Interest paid	$32,863	$32,889

Income taxes paid	$—	$175

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

        In conjunction with the pending merger with Eldorado Resorts (as defined below), in September 2013, we formed several entities to facilitate the mergers: Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations as of and for the six months ended June 30, 2014 or as of December 31, 2013.

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

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Qualitative and quantitative disclosures are also required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 supersedes and replaces nearly all existing revenue recognition guidance under U.S. GAAP. This accounting guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. We are currently evaluating the method of adoption and effect that this standard will have on our consolidated financial statements and related disclosures.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

        There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Pending Mergers with Eldorado HoldCo LLC

        On September 9, 2013, the Company entered into a definitive agreement and plan of merger with Eldorado HoldCo LLC ("Eldorado"), the parent company of Eldorado Resorts LLC ("Eldorado Resorts"). Pursuant to the merger agreement, which was amended November 18, 2013, February 13, 2014 and May 13, 2014, the Company will combine with Eldorado in a part cash, part stock merger. Eldorado Resorts is an owner and operator of gaming properties in Nevada and Louisiana, whose properties include Eldorado Reno, Eldorado Shreveport and Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International) ("Silver Legacy").

        Specifically, the Company, NewCo, Merger Sub A, Merger Sub B, Eldorado, and Thomas Reeg, Robert Jones, and Gary Carano, as the representative of the members of Eldorado, entered into an Agreement and Plan of Merger as of September 9, 2013 (as amended, the "Merger Agreement"), pursuant to which the Company will merge with Merger Sub A and Eldorado will merge with Merger Sub B, with the Company and Eldorado as the surviving entities in such mergers (the "Mergers"). As a result of the Mergers, NewCo will become the holding company for the Company and Eldorado and be renamed "Eldorado Resorts, Inc.," ("ERI") with its shares of common stock listed on The Nasdaq Stock Market.

        The Merger Agreement provides that, upon completion of the Mergers, the Company's stockholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription for cash consideration), either (i) one share of ERI common stock, or (ii) $6.05 in cash in exchange for each share of the Company's common stock they own immediately prior to completion of the Mergers (the "MTR Exchange Ratio"); provided that no more than $35.0 million in cash will be exchanged for the Company's shares of common stock. The members of Eldorado will collectively receive, in the aggregate, an amount of merger consideration equaling to the product of (a) Eldorado's adjusted EBITDA for the twelve months ending on the most recent month end preceding the closing date by at least twenty days (the "Report Date") and (b) 6.81, with such amount being adjusted for Eldorado's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of the Company which is capped at $7.0 million, the value of Eldorado's interest in Silver Legacy, and the amount of restricted cash on Eldorado's balance sheet (if any) relating to the credit support required in connection with Silver Legacy's credit facility. The value of Eldorado's interest in Silver Legacy is equal to the product of (x) Eldorado's proportionate ownership interest in Silver Legacy which, through a subsidiary, is expected to be 50% at the closing of the Mergers, and (y) the product of (A) Silver Legacy's adjusted EBITDA for the twelve months ending on the Report Date and (B) 6.81, with such amount being adjusted for Silver Legacy's excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Silver Legacy, each such adjustment in proportion to Eldorado's ownership interest, the amount of the subordinated notes made by Eldorado to Silver Legacy, and Eldorado's portion of the difference between the capital accounts of the members of Silver Legacy. As a result, the members of Eldorado will receive, in the aggregate, the number of shares of ERI common stock equal to quotient obtained by dividing the merger consideration as calculated in

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION (Continued)

the two preceding sentences by an implied price per share of $6.05 for ERI common stock (the "Eldorado Merger Shares"). The number of Eldorado Merger Shares issued to Eldorado members is subject to a post-closing adjustment based on a final post-closing calculation of the components of the Eldorado valuation. The MTR Exchange Ratio and the number of Eldorado Merger Shares are subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving the Company's common stock. The Mergers are expected to qualify as tax-free transfers of property to ERI for federal income tax purposes.

        The Registration Statement on Form S-4 (File No. 333-192086) (the "Registration Statement") filed in connection with the Mergers was declared effective by the U.S. Securities and Exchange Commission ("SEC") on June 16, 2014. Additionally, the Mergers have been approved by the Company's stockholders, gaming regulators in West Virginia, Louisiana, Ohio and Nevada, and remain subject to certain conditions and approvals, including final regulatory approvals from the gaming regulators in Pennsylvania, registration and listing of ERI shares and customary closing conditions. The obligation of Eldorado and the Company to complete the Mergers is also conditioned on the combined adjusted EBITDA (as defined in the Merger Agreement) of the Company and Eldorado exceeding $115.0 million during the twelve months ending on the month end immediately preceding the closing of the Mergers. The Merger Agreement provides certain termination rights for both the Company and Eldorado, including a right of either the Company or Eldorado to terminate if the combined adjusted EBITDA of the Company and Eldorado does not exceed $115.0 million during the valuation period.

        At the request of Eldorado, the Company commenced a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying the Company's 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "Notes") on terms and conditions agreed upon between Eldorado and the Company. On January 8, 2014, this consent solicitation expired, and the necessary principal amount of the Notes validly delivered duly executed consents for the proposed amendments. Accordingly, the consents received exceeded the number needed to approve the proposed amendments to the indenture, which permit the formation of a new holding company without requiring the Company to effect a change of control offer under the Notes and indenture. The Company did not pay a consent fee to any registered holder of the Notes in connection with this consent solicitation.

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

        The Company incurred costs of approximately $0.4 million and $0.9 million, related to our strategic initiatives, during the three and six months ended June 30, 2014, respectively. Strategic transaction related costs are expensed as incurred and are included within strategic transaction costs in the accompanying consolidated statements of operations.

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

        The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	June 30, 2014
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$40,677	$—	$—	$40,677

Total assets	$40,677	$—	$—	$40,677

Liabilities
Acquisition-related contingent considerations	$—	$—	$586	$586

Total liabilities	$—	$—	$586	$586

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

        The following table represents the change in acquisition-related contingent consideration liabilities during the six months ended June 30, 2014 (in thousands):

Balance as of December 31, 2013	$586
Amortization of present value discount(1)	37
Fair value adjustment for change in consideration expected to be paid(2)	(37)
Settlements	—

Balance as of June 30, 2014	$586

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheet.

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the Notes (see Note 7) was $629.2 million at June 30, 2014 compared to a carrying value of $559.9 million at June 30, 2014. The fair value of the Notes was $634.8 million at December 31, 2013 compared to a carrying value of $558.8 million at December 31, 2013. The fair values of our Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of June 30, 2014. These properties are included in non-operating real properties in our consolidated balance sheets as of June 30, 2014 and December 31, 2013.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

        We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized during the three and six months ended June 30, 2014 was $0.1 million and $0.6 million, respectively, and for the three and six months ended June 30, 2013 was $0.2 million and $0.6 million, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations.

        Nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") are approved by the Compensation Committee of the Board of Directors ("BOD") and are granted to executive officers, certain key employees and non-employee members of the BOD as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan"). Additionally, effective in January 2014, the Compensation Committee awarded common stock, pursuant to the 2010 Plan, to non-employee directors who have completed a minimum of four years of service and have met the applicable stock ownership guidelines. For those non-employee directors who have not met these criteria, the annual equity award will continue to be in the form of RSUs. Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the Board of Directors or the consummation of a change of control of the Company. The Performance Awards relate to the achievement of defined levels of performance and are generally measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one or two-year Performance Period depending upon the award agreement. If the Performance Award levels are achieved, the awards earned will vest and become payable at the end of the Vesting Period, defined as either a one or two calendar year period following the Performance Period.

        On January 24, 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of 85,100 RSUs with a fair value of $5.26 per unit, the NASDAQ average price per share on that date, to executive officers and certain key employees under the 2010 Plan, and the grant of 68,442 shares of the Company's common stock with a fair value of $5.26 per share, the NASDAQ average price per share on that date, to non-employee members of the BOD under the 2010 Plan.

        As of June 30, 2014, we have approximately $0.6 million of unrecognized incentive compensation expense related to Performance Awards that, excluding any acceleration triggered by the Mergers, is expected to be recognized over a weighted-average period of approximately 1.42 years.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the Stock Option activity for the six months ended June 30, 2014 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2013	852,000	$2.44–16.27	$5.14	6.81	$1.6
Granted	—	—	—
Exercised	(308,134)	2.32–3.94	2.51
Expired	—	—	—
Forfeited	(104,833)	2.44–3.94	3.23

Outstanding—June 30, 2014	439,033	$2.44–16.27	$7.45	5.33	$0.5

Exercisable at June 30, 2014	320,522	$2.44–16.27	$8.98	4.30	$0.3

        As of June 30, 2014, there was $0.2 million of unrecognized compensation expense related to unvested stock option awards that, excluding any acceleration triggered by the Mergers, is expected to be recognized over a weighted-average period of approximately 1.28 years.

        A summary of the RSU activity for the six months ended June 30, 2014 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2013	223,100	$2.85	1.65	$1.2
Granted	85,100	5.26
Vested	(100,100)	2.57
Forfeited	(36,600)	3.06

Unvested outstanding as of June 30, 2014	171,500	$4.16	2.32	$1.0

        As of June 30, 2014, we had approximately $0.5 million of unrecognized compensation expense related to unvested RSUs that, excluding any acceleration triggered by the Mergers, is expected to be recognized over a weighted-average period of approximately 2.32 years.

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

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—EARNINGS PER SHARE (Continued)

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Net (loss) income	$(1,182)	$2,386	$(7,395)	$1,600
Shares outstanding:
Weighted average shares outstanding	28,723,204	28,179,851	28,614,440	28,159,131
Effect of diluted securities	—	276,862	—	342,662

Diluted shares outstanding	28,723,204	28,456,713	28,614,440	28,501,793

Net (loss) income per common share:
Basic	$(0.04)	$0.08	$(0.26)	$0.06

Diluted	$(0.04)	$0.08	$(0.26)	$0.06

        The dilutive EPS calculations do not include the following potential dilutive securities for each of the three and six months ending June 30 because their effect would be anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Weighted-average stock options outstanding	539,394	452,600	642,636	433,600
Weighted-average restricted stock units outstanding	179,300	63,250	192,200	31,625

	718,694	515,850	834,836	465,225

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

        The income tax provision results in an effective tax rate for the three and six months ended June 30, 2014 and 2013 that has an unusual relationship to the Company's pretax income (loss). This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

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

        During the three months ended June 30, 2014 and 2013, our tax expense was $1.1 million and $0.4 million, respectively. The second quarter of 2014 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $0.9 million, and a local income tax provision of $0.2 million. The three months ended June 30, 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $0.9 million, and a local income tax provision of $0.1 million. Additionally, during the three months ended June 30, 2013, the Company released unrecognized tax benefits of $0.6 million, which included $0.2 million of accrued interest, as a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods.

        During the six months ended June 30, 2014 and 2013, our tax expense was $2.2 million and $1.3 million, respectively. The six months ended June 30, 2014 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $1.9 million, and a local income tax provision of $0.3 million. The six months ended June 30, 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $1.7 million, and a local income tax provision of $0.2 million. Additionally, during the six months ended June 30, 2013, the Company released unrecognized tax benefits of $0.6 million, which included $0.2 million of accrued interest, as a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. As of June 30, 2014, there are no unrecognized tax benefits and we do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a US federal income tax return, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2010.

NOTE 7—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
11.5% Senior Secured Second Lien Notes (net of unamortized discount of $10,770 and $11,830 in 2014 and 2013, respectively)	$559,894	$558,834

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

        On September 9, 2013, we entered into the Merger Agreement with Eldorado pursuant to which the Company will combine with Eldorado. At the request of Eldorado, the Company commenced a consent solicitation with respect to obtaining certain amendments and waivers of the Indenture underlying the Notes on terms and conditions as agreed upon between Eldorado and the Company. On January 8, 2014, the consent solicitation with respect to the Notes expired, and the necessary principal amount of the Notes validly delivered duly executed consents for the proposed amendments. Accordingly, the consents received exceed the number needed to approve the proposed amendments to the Indenture, which permit the formation of a new holding company without requiring the Company to effect a change of control offer under the Notes and Indenture. We did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

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

        The Indenture contains a number of customary covenants and events of default. One such event of default includes the revocation, suspension or loss of any gaming license which results in the cessation of business operations for a period of more than 90 days, which if any of them occurs, would permit or require the principal of and accrued interest on such Notes to be declared due and payable. As of June 30, 2014, the Company was in compliance with the required covenants.

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of June 30, 2014 or December 31, 2013.

MTR GAMING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—LONG-TERM DEBT (Continued)

        On March 7, 2014, the Credit Facility was amended to modify the terms of the agreement and we received a waiver of (i) the "default" or "event of default" that would have occurred upon consummation of the proposed mergers with Eldorado, (ii) any breach of the Credit Facility that may result from the payment of up to $35.0 million to repurchase shares of the Company's common stock in connection with the proposed mergers and (iii) that the proposed mergers transaction would not constitute a change of control for any purpose under the Credit Facility. Additionally, the Credit Facility was amended to: (i) change the maximum leverage ratio to 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015 and 7.00:1.00 for fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter and (ii) change the interest coverage ratio to 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter. There was no fee incurred to obtain the amendment.

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

        The Credit Facility contains a number of customary covenants as well as certain financial covenants. These include maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of June 30, 2014, the Company was in compliance with the required covenants.

        The Credit Facility contains a number of customary events of default, including, which if any of them occurs, would permit the lenders to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss as of June 30, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$(127)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	15

Net current-period other comprehensive income	15

Balance as of June 30, 2014	$(112)

(1)
Amounts are presented after income tax, including consideration of related valuation allowance. No net tax benefit was recognized in 2014.

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

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. Although we have attempted to enforce the judgment, we have not been successful in this process. Any proceeds that may be received will be recorded as the amounts are realized. Defendant Rectenwald Buehler Architects, Inc. has joined five additional vendors/subcontractors as co-defendants to the case, which filed preliminary objections. The final set of objections was denied in October 2013. However, discovery remains open.

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

court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter upon the outcome of another case with comparable legal issues that was before the court. On June 10, 2014, the Ohio Supreme Court affirmed the dismissal of the appeal of the matter involving the comparable legal issues. In light of the decision on the comparable matter, Scioto Downs and the other parties, on July 2, 2014, filed a joint motion to dismiss the appeal of this matter.

        In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at March 31, 2014 and December 31, 2013. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and, on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania which took place on November 19, 2013. On March 11, 2014, the Superior Court made a determination that it would not address the case on its merits which ultimately results in an affirmation of the prior judgment. On June 2, 2014, the judgment was satisfied in full for $0.8 million, which had been previously accrued by the Company for this purpose. This matter is now closed and the cash collateralized surety bond was released in July 2014.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheet at June 30, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2014 and December 31, 2013 was $5.1 million and $5.2 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. As of and during the six months ended June 30, 2014, our total estimated liability decreased as a result of changes in the forecasted assumptions utilized in the model by $0.1 million and was recognized in gaming operating expenses. The Company paid approximately $0.2 million during the six months ended June 30, 2014.

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

        In conjunction with the pending Mergers with Eldorado Resorts (as discussed below), in September 2013, we formed several entities to facilitate the mergers: Eclair Holdings Company, a wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations as of and for the six months ended June 30, 2014 or as of December 31, 2013.

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

        Mountaineer currently operates 2,093 slot machines, 12 poker tables and 39 casino table games and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs currently operates 1,720 slot machines, 9 poker tables and 37 casino table games. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs currently operates 2,112 VLTs and offers live harness horse racing from May through September, operating 90 live racing days and year-round pari-mutuel wagering.

Property Development:

        During the second quarter of 2012, we entered into an agreement to manage and operate a new Wyndham property hotel to be located adjacent to our Presque Isle Downs property. The hotel opened in June 2014 and has 117 rooms and suites, a business center, onsite fitness center, and shuttle transportation to and from Presque Isle Downs. The commencement of operations at this hotel did not have a material impact on the financial results for the three and six months ended June 30, 2014.

Key Performance Metrics:

        Certain key operating statistics specific to the gaming industry are used to review our property results. These include slot handle and table game drop, which are volume indicators, and "win" or "hold" percentage. For the six months ended June 30, 2014, our property slot win percentage is in the range of 8.1% to 8.4% of slot handle, and our table game win percentage is in the range of 19.0% to 20.2% of table game drop. We also review daily net win per slot and table as a measure of overall gaming performance. For the six months ended June 30, 2014, our property daily net win per slot is in the range of $192 to $197, and for Presque Isle Downs and Mountaineer our daily net win per table is $866 and $1,344, respectively.

        In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. ADR is calculated by dividing total room revenue, including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms. We calculate ADR with and without the impact of complimentary rooms. RevPAR is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available. Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available. The primary drivers in changes to our ADR and RevPAR calculations include: room inventory, which from time to time is impacted by renovations and maintenance; retail room rates, which are reviewed periodically and may fluctuate based on day of the week, group utilization, etc.; and the mix of cash and complimentary patron volumes which impact our occupancy levels. For the six months ended June 30, 2014 and 2013, our ADR was $81 and $81, respectively, excluding complimentary rooms and $45 and $46, respectively, including complimentary rooms. While room revenue stayed consistent between the periods, room inventory decreased in 2014 compared to 2013 due to hotel renovations. RevPAR for the six months ended June 30, 2014 and 2013 was approximately $38 and $41, respectively, including complimentary rooms.

Other Matters:

        The Board of Health of Hancock County, West Virginia has submitted for public comment a draft proposal that would ban smoking in all restaurants, bars, gaming facilities, private clubs, hotels, motels, bingo operations, fire department facilities, retail stores, tobacco businesses, concert venues, sports arenas, bowling lanes, other enclosed public spaces, as well as public parks and related facilities. The comment period for the proposed smoking ban, which would directly impact Mountaineer, ends on August 11, 2014. The smoking ban, as proposed, without modifications or exemptions that are provided for in similar regulations established by the other counties throughout West Virginia, such as exemptions for gaming facilities, could have a significant negative impact on our business and results of operations.

Financial Summary:

        The significant factors affecting our results for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, were:

  •
  The decrease in net revenues of $6.5 million for the three months ended June 30, 2014, compared to the prior year period, was primarily attributable to additional gaming competition from Ohio, as well as continued competitive pressure from existing casinos in that market.

    As a result of the continued expansion in gaming in Ohio, all of our gaming facilities continue to experience the impact of operating in a highly competitive environment. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins. In addition, we believe economic uncertainty, gaming market saturation and slower than anticipated economic recovery continues to impact overall gaming results in our regional markets.

    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which is expected to open in the third quarter of 2014, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at our properties.

  •
  We incurred strategic transaction costs of $0.4 million for the three months ended June 30, 2014, related to the pending Mergers with Eldorado consisting primarily of legal, financial advisory, accounting and consulting costs.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

        The results of continuing operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Revenues:
Gaming	$112,656	$119,186	$219,606	$233,955
Pari-mutuel commissions	3,343	3,419	4,623	4,799
Food, beverage and lodging	10,300	10,808	19,295	20,296
Other	3,853	3,634	6,274	5,791

Revenues	130,152	137,047	249,798	264,841
Less promotional allowances	(5,252)	(5,670)	(10,070)	(10,737)

Net revenues	124,900	131,377	239,728	254,104

Operating expenses:
Gaming	66,535	69,051	129,864	136,272
Pari-mutuel commissions	3,356	3,376	5,225	5,228
Food, beverage, lodging	7,947	8,276	15,286	15,795
Other	2,333	2,299	3,858	3,840
Marketing and promotions	3,784	4,150	7,115	7,761
General and administrative	15,490	16,533	32,410	32,510
Strategic transaction costs	383	—	904	—
Depreciation	7,705	7,547	15,489	15,091
Loss (gain) on the sale or disposal of property	27	(11)	45	(93)

Total operating expenses	107,560	111,221	210,196	216,404

Operating income	17,340	20,156	29,532	37,700
Interest expense, net	(17,389)	(17,384)	(34,777)	(34,761)
Provision for income taxes	(1,133)	(386)	(2,150)	(1,339)

(Loss) income from continuing operations	$(1,182)	$2,386	$(7,395)	$1,600

Financial results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Net Revenues

        Net revenues for the three months ended June 30, 2014, comprised of $116.0 million in gaming and pari-mutuel revenues (93% of total net revenues), $14.2 million of non-gaming revenues (11% of total net revenues) less $5.3 million of promotional allowances (-4% of total net revenues), decreased $6.5 million, or 4.9%, compared to net revenues for the three months ended June 30, 2013, comprised of $122.6 million in gaming and pari-mutuel revenues (93% of total net revenues), $14.4 million of non-gaming revenues (11% of total net revenues) less $5.7 million of promotional allowances (-4% of total net revenues). The decrease was primarily attributable to the factors detailed below.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended June 30, 2014 of $112.7 million represents a $6.5 million, or 5.5%, decrease compared to the prior year period. The decrease of $6.5 million is comprised of a decrease in slot, table gaming and poker revenue of $5.5 million, $1.0 million and $29,000, respectively. The decrease in gaming revenues was primarily due to continued competitive pressures principally from the two new racinos near Cleveland, which opened in April 2013 and December 2013.

        Gaming revenue at Mountaineer decreased by $2.7 million, or 5.9%, to $43.0 million for the three months ended June 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot and table gaming revenue of $2.1 million and $0.6 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $4.4 million, or 11.3%, to $34.7 million for the three months ended June 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $4.0 million, $0.4 million and $0.1 million, respectively.

        Gaming revenue at Scioto Downs increased by $0.6 million, or 1.7%, to $35.0 million for the three months ended June 30, 2014, compared to the prior year period. The increase is comprised entirely of an increase in slot revenue.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended June 30, 2014 of $3.3 million represents a $0.1 million, or 2.2%, decrease compared to the prior year period.

        Pari-mutuel commissions at Mountaineer decreased by $0.1 million, or 8.2%, to $1.6 million for the three months ended June 30, 2014, compared to prior year period. The decrease is primarily due to a reduction in the number of races during the second quarter of 2014 due to power outages from severe storms, and to a lesser extent, an overall decline in import and export simulcast handle from depressed conditions nationwide. According to Equibase, national wagering on races has decreased by 1.43% for the three months ended June 30, 2014, compared to the prior year period.

        Pari-mutuel commissions at Presque Isle Downs and Scioto Downs was relatively flat at $0.9 million and $0.8 million, respectively, for the three months ended June 30, 2014 compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the three months ended June 30, 2014 of $10.3 million represents a $0.5 million, or 4.7%, decrease compared to the prior year period.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.2 million, or 4.2%, to $4.9 million for the three months ended June 30, 2014, compared to the prior year period consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food and beverage revenue at Presque Isle Downs decreased by $0.2 million, or 5.9%, to $2.7 million for the three months ended June 30, 2014, compared to the prior year period consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food and beverage revenue at Scioto Downs decreased by $0.1 million, or 4.5%, to $2.7 million for the three months ended June 30, 2014, compared to the prior year period.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended June 30, 2014 of $3.9 million represent a $0.2 million, or 6.0%, increase compared to the prior year period. The increase is primarily due to a $0.2 million increase at our Scioto Downs property from increased entertainment revenue from our summer concert series in 2014 over 2013 and commissions earned from check cashing and ATM services.

Promotional Allowances

        Promotional allowances decreased by $0.4 million, or 7.4%, to $5.3 million for the three months ended June 30, 2014, compared to the prior year period. The decrease in promotional allowances is comprised of a decrease at Mountaineer, Presque Isle Downs, and Scioto Down of $0.2 million, $0.1 million and $0.1 million, respectively. Decreases in promotional allowances over the prior year quarter are due to changes in the promotional offerings of our frequent player program for certain card levels, as well as a decrease in overall redemption as revenues have declined.

Operating Expenses

Gaming

        Gaming expense for the three months ended June 30, 2014 of $66.5 million represents a $2.5 million, or 3.6%, decrease compared to the prior year period. The decrease of $2.5 million is comprised of a decrease in gaming taxes and assessments of $1.9 million and other gaming operating costs of $0.6 million. The decrease in gaming taxes during the second quarter of 2014 is consistent with the decrease in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes (excluding charges for other gaming assessment costs) as a percentage of gaming revenue increased to 52.3% for the three months ended June 30, 2014, compared to 51.3% for the prior year period. The increase is primarily due to an increase in the effective tax rate at Presque Isle Downs and Scioto Downs of 2.2% and 1.8%, respectively. The increase of 2.2% in the effective tax rate at Presque Isle Downs to 57.8% for the three months ended June 30, 2014 is largely due to impact of the fixed annual $10 million local share assessment to slot revenue on a smaller revenue base, as well as forgiveness of the 1.5% administration fee on slot and table game revenues for Pennsylvania gaming facilities due to a budget surplus for two months during the second quarter of 2013. The increase of 1.8% in the effective tax rate at Scioto Downs to 44.3% for the three months ended June 30, 2014, is due the requirement, effective July 1, 2013, to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to the Ohio horsemen for racing purses increased by 1.5% to 10.5% of gross VLT revenue. Mountaineer's gaming taxes as a percentage of gaming revenue at 54.4% for the three months ended June 30, 2014 was relatively flat compared to 54.3% in the prior year period. The decrease in other gaming operating costs of $0.6 million is primarily due to the reduction of compensation related costs at all of our properties.

Pari-Mutuel

        Pari-mutuel expense was flat at $3.4 million for the three months ended June 30, 2014, compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense decreased by $0.3 million, or 4.0%, to $7.9 million for the three months ended June 30, 2014, compared to the prior year period. The decrease was consistent with the decline in food, beverage and lodging revenues. Our gross profit margin for the three months ended June 30, 2014 decreased to 22.9% from 23.4% in the prior year period. Our Presque Isle Downs facility saw a decline in gross profit margin due to increased food and compensation costs related to the buffet that was renovated during the fourth quarter of 2013, coupled with a decline in food and beverage revenue due to a reduction in patron traffic. Our Mountaineer and Scioto Downs facilities reported increased gross profit margins primarily due to decreased food and compensation related costs in excess of revenue changes that were flat or declined slightly.

Other

        Other expense was flat at $2.3 million for the three months ended June 30, 2014, compared to the prior year period.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.4 million, or 8.8%, to $3.8 million for the three months ended June 30, 2014, compared to the prior year period. The decrease was primarily due to a decrease of $0.2 million in direct and incentive compensation and related benefits due to the effective control of variable compensation and the impact related to the departure of our former Chief Marketing Officer in January 2014, and a decrease of $0.2 million in consulting, advertising and general marketing expenses due to cost containment initiatives as current year operating results declined.

General and Administrative

        General and administrative expense decreased by $1.0 million, or 6.3%, to $15.5 million for the three months ended June 30, 2014, compared to the period year period. Significant factors contributing to the decrease in general and administrative expenses, as compared to the prior year period, were:

  •
  a decrease in direct and incentive compensation and related benefits of $0.4 million due to continued cost containment measures and the departure of certain executives at our corporate office and key employees at our properties in January 2014, as well as, our former Chief Executive Officer in May 2013;

  •
  a decrease in property taxes of $0.1 million at our Scioto Downs facility due to a fourth quarter 2013 reassessment; and

  •
  a decrease in consulting and general operating expenses of $0.5 million due to cost containment efforts as operating results declined.

Strategic transaction costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013, we incurred costs during the three months ended June 30, 2014 of $0.4 million. These costs were comprised primarily of legal, financial advisory, accounting and consulting costs.

Depreciation

        Depreciation expense increased by $0.2 million, or 2.1%, to $7.7 million for the three months ended June 30, 2014, compared to the prior year period. The increase was primarily attributable to an increase at Presque Isle Downs of $0.1 million, primarily due to the construction of the new barns which were placed in service during 2013.

Interest Expense, net

        Interest expense, net remained flat at $17.4 million for the three months ended June 30, 2014, compared to the prior year period.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $1.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. The second quarter of 2014 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $0.9 million, and a local income tax provision of $0.2 million. The second quarter of 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $0.9 million, and a local income tax provision of $0.1 million; partially offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits. The release of unrecognized tax benefits was a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods.

Financial results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Net Revenues

        Net revenues for the six months ended June 30, 2014, comprised of $224.2 million in gaming and pari-mutuel revenues (93% of total net revenues), $25.6 million of non-gaming revenues (11% of total net revenues) less $10.1 million of promotional allowances (-4% of total net revenues), decreased $14.4 million, or 5.7%, compared to net revenues for the six months ended June 30, 2013, comprised of $238.8 million in gaming and pari-mutuel revenues (94% of total net revenues), $26.1 million of non-gaming revenues (10% of total net revenues) less $10.7 million of promotional allowances (-4% of total net revenues). The decrease was primarily attributable to the factors described below.

Gaming

        Gaming revenues for the six months ended June 30, 2014 of $219.6 million represents a $14.3 million, or 6.1%, decrease compared to the prior year period. The decrease of $14.3 million is comprised of a decrease in slot, table gaming and poker revenue of $12.4 million, $1.8 million and $0.1 million, respectively. The decrease in gaming revenues was primarily due to continued competitive pressures principally from the two new racinos near Cleveland, which opened in April 2013 and December 2013.

        Gaming revenue at Mountaineer decreased by $6.0 million, or 6.7%, to $85.0 million for the six months ended June 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot and table gaming revenue of $5.2 million and $0.8 million, respectively.

        Gaming revenue at Presque Isle Downs decreased by $8.7 million, or 11.6%, to $66.0 million for the six months ended June 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $7.6 million, $1.0 million and $0.1 million, respectively.

        Gaming revenue at Scioto Downs increased by $0.4 million, or 0.6%, to $68.5 million for the six months ended June 30, 2014, compared to the prior year period. The increase in revenue was due to an increase in our share of the Columbus slot market between the two periods.

Pari-Mutuel Commissions

        Pari-mutuel commissions for the six months ended June 30, 2013 of $4.6 million represent a $0.2 million, or 3.7%, decrease compared to the prior year period.

        Pari-mutuel commissions at Mountaineer decreased by $0.1 million, or 8.0%, to $2.4 million for the six months ended June 30, 2014, compared to prior year. The decrease is primarily due to a reduction in the number of races related to weather conditions during the first and second quarters of 2014, and to a lesser extent, an overall decline in import and export simulcast handle from depressed racing conditions nationwide. According to Equibase, national wagering on races has decreased by 1.71% for the six months ended June 30, 2014, compared to the prior year period.

        Pari-mutuel commissions at Presque Isle Downs and Scioto Downs was relatively flat for the six months ended June 30, 2014 compared to the prior year period.

Food, Beverage and Lodging

        Revenue from our food, beverage and lodging operations for the six months ended June 30, 2014 of $19.3 million represents a $1.0 million, or 4.9%, decrease compared to the prior year period. The decrease was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food, beverage and lodging revenue at Mountaineer decreased by $0.4 million, or 3.8%, to $9.5 million for the six months ended June 30, 2014, compared to the prior year period.

        Food and beverage revenue at Presque Isle Downs decreased by $0.5 million, or 9.2%, to $4.9 million for the six months ended June 30, 2014, compared to the prior year period.

        Food and beverage revenue at Scioto Downs decreased by $0.1 million, or 2.6%, to $4.9 million for the three months ended June 30, 2014, compared to the prior year period.

Other Revenues

        Other revenues for the six months ended June 30, 2014 of $6.3 million represent a $0.5 million, or 8.3%, increase compared to the prior year period. The increase is comprised primarily of a $0.4 million increase at our Scioto Downs property which is primarily attributed to increased entertainment revenue from an expanded summer concert series in 2014 and commissions earned from check cashing and ATM services.

Promotional Allowances

        Promotional allowances decreased by $0.7 million, or 6.2%, to $10.1 million for the six months ended June 30, 2014, compared to the prior year period. The decrease in promotional allowances is comprised of a decrease at Mountaineer, Presque Isle Downs, and Scioto Down of $0.3 million, $0.3 million and $0.1 million, respectively. Decreases in promotional allowances over the prior year are due to changes in the promotional offerings of our frequent player program for certain card levels, as well as, a decrease in overall redemption as revenues have declined.

Operating Expenses

Gaming

        Gaming expense for the six months ended June 30, 2014 of $129.9 million represents a $6.4 million, or 4.7%, decrease compared to the prior year period. The decrease of $6.4 million is comprised of a decrease in gaming taxes and assessments of $5.2 million and other gaming operating costs of $1.2 million. The decrease in gaming taxes during the second quarter of 2014 is consistent with the decrease in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes (excluding charges for other gaming assessment costs) as a percentage of gaming revenue increased to 52.1% for the six months ended June 30, 2014, compared to 51.3% for the prior year period, primarily due to an increase in the effective tax rate at Presque Isle Downs and Scioto Downs of 1.6% and 1.8%, respectively. The increase of 1.6% in the effective tax rate at Presque Isle Downs to 57.4% for the six months ended June 30, 2014 is largely due to impact of the fixed annual $10 million local share assessment to slot revenue on a smaller revenue base, as well as the forgiveness of the 1.5% administration fee on slot and table games for Pennsylvania gaming facilities due to budget surplus for two months during the second quarter of 2013. The increase of 1.8% in the effective tax rate at Scioto Downs to 44.3% is due the requirement, effective July 1, 2013, to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to the Ohio horsemen for racing purses increased by 1.5% to 10.5% of gross VLT revenue. Mountaineer's gaming taxes as a percentage of gaming revenue was 54.4% for the three months ended June 30, 2014 compared to 54.3% in the prior year period. Other gaming operating costs decreased by $1.2 million to $15.3 million for the six months ended June 30, 2014 compared to the prior year period, primarily due to the reduction of compensation related costs at all of our properties as well as a reduction of slot lease expense at Presque Isle Downs.

Pari-Mutuel

        Pari-mutuel expense was flat at $5.2 million for the six months ended June 30, 2013, compared to the prior year period.

Food, Beverage and Lodging

        Food, beverage and lodging expense decreased by $0.5 million, or 3.2%, to $15.3 million for the six months ended June 30, 2013, compared to the prior year period. The decrease was consistent with the decline in food, beverage and lodging revenues. Our gross profit margin decreased to 20.8% for the six months ended June 30, 2014 from 22.2% in the prior year period. The overall gross profit margin percentage decline was primarily related to our Presque Isle Downs facility due to increased food and compensation costs related to the buffet that was renovated during the fourth quarter of 2014, coupled with a decline in food and beverage revenue due to a reduction in patron traffic. Our Mountaineer and Scioto Downs facilities reported increased gross profit margins over the prior year period due to food and compensation related costs declining in excess of revenue declines.

Other

        Other expense of $3.9 million for the six months ended June 30, 2014, remained relatively flat compared to the prior year period.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.6 million, or 8.3%, to $7.1 million for the six months ended June 30, 2014, compared to the prior year period. The decrease was primarily due to a decrease of $0.7 million at Presque Isle Downs related to a reduction in the redemption of certain promotional offerings from reduced patron volume, reduced advertising costs in response to managing costs on declining revenue and a reduction in the cost of complimentary soft drinks provided in our self-serve beverage stations. In addition, we saw a decrease of $0.2 million at our corporate office as a result of the departure of our Chief Marketing Officer in January 2014; partially offset by an increase of $0.2 million at Mountaineer attributed to increased promotions offered during the second quarter of 2014 and an increase of $0.1 million at Scioto Downs due to an increase in advertising expense.

General and Administrative

        General and administrative expense decreased by $0.1 million, or 0.3%, to $32.4 million for the six months ended June 30, 2014, compared to the period year period. Significant factors contributing to the decrease in general and administrative expenses, as compared to the prior year period, were:

  •
  a decrease in direct and incentive compensation and related benefits due to continued cost containment measures and the departure of certain executive offers at our corporate office and key employees at our properties in January 2014 and our former Chief Executive Officer in May 2013; offset almost entirely by the first quarter 2014 severance impact related to the January 2014 departures;

  •
  an increase in repairs and maintenance costs of $0.2 million primarily attributable to the first quarter of 2014 harsh weather conditions;

  •
  an increase in legal costs and insurance related claims of $0.3 million; offset by

  •
  a decrease in consulting and general operating expenses of $0.6 million due to cost containment efforts as operating results declined.

Strategic transaction costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013, we incurred costs during the six months ended June 30, 2014 of $0.9 million. These costs were comprised primarily of legal, financial advisory, accounting and consulting costs.

Depreciation

        Depreciation expense increased by $0.4 million, or 2.6%, to $15.5 million for the six months ended June 30, 2014 compared to the prior year period. The increase was primarily attributable to an increase at Presque Isle Downs and Mountaineer of $0.2 million and $0.1 million, respectively, due to an increase in capital expenditures placed in service during 2013. During 2013, the additions at Presque Isle Downs primarily included new slot machines and the construction of barns, while the additions at Mountaineer primarily included new slot machines and casino renovations.

Interest Expense, net

        Interest expense, net remained flat at $34.8 million for the six months ended June 30, 2014, compared to the prior year period.

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

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $2.2 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The second quarter of 2014 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $1.9 million, and a local income tax provision of $0.3 million. The six months ended June 30, 2013 provision reflects the recording of additional valuation allowances on deferred tax assets in the amount of $1.7 million, and a local income tax provision of $0.2 million; partially offset by a benefit of $0.6 million related to the reversal of unrecognized tax benefits. The release of unrecognized tax benefits was a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods.

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

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$48,783	$51,736	$94,712	$100,901
Presque Isle Downs & Casino	37,702	42,077	70,817	79,668
Scioto Downs	38,415	37,564	74,199	73,535
Corporate	—	—	—	—

Net revenues	$124,900	$131,377	$239,728	$254,104

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$8,788	$9,876	$16,026	$18,176
Presque Isle Downs & Casino	5,855	7,388	9,988	13,658
Scioto Downs	13,003	12,627	24,992	25,577
Corporate expenses	(2,091)	(2,413)	(4,953)	(4,976)

Consolidated Adjusted EBITDA	$25,555	$27,478	$46,053	$52,435

Mountaineer Casino, Racetrack & Resort:
Net income	$6,541	$7,678	$11,478	$13,758
Interest income	—	—	—	(2)
Depreciation	2,255	2,218	4,557	4,450
Gain on the sale or disposal of property	(8)	(20)	(9)	(30)

Adjusted EBITDA	$8,788	$9,876	$16,026	$18,176

Presque Isle Downs & Casino:
Net income	$3,082	$5,021	$4,525	$8,921
Interest income	(1)	—	(1)	(1)
Provision for income taxes	620	620	1,241	1,241
Depreciation	2,027	1,952	4,095	3,823
Other regulatory gaming assessments	100	(214)	83	(263)
Loss (gain) on the sale or disposal of property	27	9	45	(63)

Adjusted EBITDA	$5,855	$7,388	$9,988	$13,658

Scioto Downs:
Net income	$9,049	$8,859	$17,220	$18,026
Interest expense	19	20	37	39
Provision for income taxes	513	378	909	710
Depreciation	3,414	3,370	6,818	6,802
Loss on disposal of property	8	—	8	—

Adjusted EBITDA	$13,003	$12,627	$24,992	$25,577

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Corporate:
Net loss	$(19,854)	$(19,172)	$(40,618)	$(39,105)
Interest expense, net of interest income	17,371	17,364	34,741	34,725
Benefit for income taxes	—	(612)	—	(612)
Depreciation	9	7	19	16
Loss on the sale or disposal of property	—	—	1	—
Strategic transaction costs	383	—	904	—

Adjusted EBITDA	$(2,091)	$(2,413)	$(4,953)	$(4,976)

MTR Gaming Group, Inc. (consolidated)
Net (loss) income	$(1,182)	$2,386	$(7,395)	$1,600
Interest expense, net of interest income	17,389	17,384	34,777	34,761
Provision for income taxes	1,133	386	2,150	1,339
Depreciation	7,705	7,547	15,489	15,091
Other regulatory gaming assessments	100	(214)	83	(263)
Loss (gain) on the sale or disposal of property	27	(11)	45	(93)
Strategic transaction costs	383	—	904	—

Consolidated Adjusted EBITDA	$25,555	$27,478	$46,053	$52,435

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

  •
  Mountaineer's Adjusted EBITDA decreased by $1.1 million, or 11.0%, to $8.8 million for the three months ended June 30, 2014 and decreased $2.1 million, or 11.8%, to $16.0 million for the six months ended June 30, 2014. The decrease of $1.1 million for the three months ended June 30, 2014 as compared to the prior year period was primarily due a decrease in gross operating margin of $1.0 million. The decrease of $2.1 million for the six months ended June 30, 2014 as compared to the prior year period was primarily due a decrease in gross operating margin of $2.2 million. The decreases in gross operating margin are the result of declines in revenue as a result of competitive pressures.

  •
  Presque Isle Downs' Adjusted EBITDA decreased by $1.5 million, or 20.8%, to $5.9 million for the three months ended June 30, 2014 and decreased $3.7 million, or 26.9%, to $10.0 million for the six months ended June 30, 2014, respectively. The decrease of $1.5 million for the three months ended June 30, 2014 as compared to the prior year period was primarily due to a decrease in gross operating margin of $2.7 million, partially offset by a $0.4 million decrease in both marketing and promotions and general and administrative expenses. The decrease of

    $3.7 million for the six months ended June 30, 2014 as compared to the prior year period was primarily due to a decrease in gross operating margin $4.8 million, partially offset by a decrease of $0.7 million and $0.1 million in marketing and promotions expense and general and administrative expenses, respectively. The decreases in gross operating margin are the result of declines in revenue as a result of competitive pressures, while the decreases in marketing and promotions and general and administrative costs are due to the control of variable operating costs on a decreased revenue base.

  •
  Scioto Downs' Adjusted EBITDA increased by $0.4 million, or 2.9%, to $13.0 million for the three months ended June 30, 2014, and decreased $0.6 million, or 2.3%, to $25.0 million for the six months ended June 30, 2014. The increase of $0.4 million for the three months ended June 30, 2014 as compared to the prior year period was primarily due to a decrease of $0.3 million in general and administrative expense, while gross operating margins remained flat over prior year. The decrease of $0.6 million for the six months ended June 30, 2014 as compared to the prior year period was primarily due to a decrease in gross operating margin of $0.5 million, offset by a $0.1 million decrease in marketing and promotions expense. The decrease in gross operating margin was primarily the result of the impact on the cost of gaming for the increased contributions to the Horseman purse fund, which was effective January 1, 2014.

  •
  Corporate Adjusted EBITDA loss decreased $0.3 million, or 13.3%, to $2.1 million for the three months ended June 30, 2014, and remained relatively flat at $5.0 million for the six months ended June 30, 2014. The decrease of $0.3 million for the three months ended June 30, 2014 as compared to the prior year period was primarily due to decreases in compensation and related expenses as a result of the departure of certain executive officers at our corporate office in January 2014 and our former Chief Executive Officer in May 2013.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At June 30, 2014, our cash and cash equivalents, excluding restricted cash, totaled $104.7 million. As of June 30, 2014, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $5.6 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At June 30, 2014, we had total debt in the aggregate principal amount of $559.9 million; net of discounts, all of which was secured, and cash collateralized letters of credit of approximately $2.0 million. At June 30, 2014, there were no borrowings under the $20 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes, utilization of up to $30.0 million in conjunction with the cash election of up to $35.0 million of the Company's common stock under the proposed Merger Agreement with Eldorado (additional $5.0 million to be funded by Eldorado), any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

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

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Six Months Ended June 30,
	2014	2013
	(unaudited, in millions)
Cash flow summary
Net cash provided by operating activities	$12.7	$16.4
Net cash used in investing activities	(8.6)	(35.9)
Net cash provided by financing activities	0.4	0.3

Net increase (decrease) in cash and cash equivalents	$4.5	$(19.2)

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $12.7 million during the six months ended June 30, 2014 compared to net cash provided by operating activities of $16.4 million during the six months ended June 30, 2013. Current period non-cash expenses included in operating activities of $19.9 million consist primarily of $17.4 million of depreciation and amortization. In 2013, non-cash expenses of $19.3 million included depreciation and amortization of $17.0 million. Additionally, net cash provided by operating activities included changes in operating assets and liabilities of approximately $0.2 million and $(4.6) million during the six months ended June 30, 2014 and 2013, respectively.

Investing Cash Flow

        Net cash used in investing activities was $8.6 million during the six months ended June 30, 2014, comprised primarily of capital expenditures (net of reimbursements) of $7.6 million, an increase in restricted cash of $0.6 million due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, and an increase in deposits and other of $0.3 million. During the six months ended June 30, 2013, net cash used in investing activities was $35.9 million during the six months ended June 30, 2013, comprised primarily of the $25.0 million payment of the Ohio VLT license fee, capital expenditures (net of reimbursements) of $8.6 million and an increase in restricted cash of $2.5 million due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs..

Financing Cash Flow

        Cash provided by financing activities was $0.4 million during the six months ended June 30, 2014, comprised of $0.8 million in proceeds from the exercise of stock options, partially offset by $0.4 million due to the purchase and retirement of treasury stock. Cash provided by financing activities was $0.3 million during the six months ended June 30, 2013, comprised of $0.5 million in proceeds from the exercise of stock options, partially offset by $0.2 million due to the purchase and retirement of treasury stock

Capital Expenditures

        During the six months ended June 30, 2014, additions to property and equipment and other capital projects aggregated $7.1 million, net of reimbursements, which included $2.6 million for hotel renovations at Mountaineer; $2.8 million for new slot machines and conversions at Mountaineer and Presque Isle Downs; $0.2 million in grandstand clubhouse renovations at Scioto Downs; and other maintenance related expenditures of $1.5 million between all of our properties. We expect the renovations to the hotel at Mountaineer to be completed during the third quarter of 2014.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the six months ended June 30, 2014, Mountaineer was reimbursed $0.4 million on qualified capital expenditures. As of June 30, 2014, Mountaineer remains eligible for approximately $3.7 million under annual modernization fund grants that expire in varying dates through June 30, 2016. Additionally, we have received notification from the West Virginia Lottery Commission that Mountaineer is eligible for another estimated $3.6 million of reimbursement from the modernization fund, which will be effective for the period July 1, 2014 through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of approximately $4.5 million, exclusive of $3.0 million that has been allotted for potential development at Scioto Downs, or $3.6 million after anticipated reimbursements from West Virginia, on capital expenditures during the remainder of 2014.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at June 30, 2014.

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

        On September 9, 2013, we entered into a definitive agreement with Eldorado pursuant to which MTR will combine with Eldorado. At the request of Eldorado, MTR commenced a consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying the Notes on terms and conditions as agreed upon between Eldorado and MTR. On January 8, 2013, the consent solicitation with respect to the Notes expired, and the necessary principal amount of the Notes validly delivered a duly executed consent for the proposed amendments. Accordingly, the consents received exceed the number needed to approve the proposed amendments to the Indenture, which permit the formation of a new holding company without requiring MTR to effect a change of control offer under the Notes and Indenture. We did not pay a consent fee to any registered holder of the Notes in connection with the Consent Solicitation.

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

Contractual Obligations

        There have been no material changes during the six months ended June 30, 2014 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2014 is $5.1 million. The Company paid approximately $0.2 million during the six months ended June 30, 2014.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the fixed rate 11.5% Senior Secured Second Lien Notes due 2019 (the "Notes"), our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of June 30, 2014. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2013).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At June 30, 2014, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Senior Secured Second Lien Notes was $629.2 million at June 30, 2014.

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

        Presque Isle Downs, Inc. v. Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action which named as defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company, and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. with respect to the surveillance system that was installed as part of the original construction of Presque Isle Downs which opened on February 28, 2007. Shortly after the opening of Presque Isle Downs, it was discovered that certain equipment components of the surveillance system that were installed by DCE were defective or malfunctioning. Furthermore, various components of the surveillance system that DCE was required to install were not installed. As a result, during 2008, Presque Isle Downs was required to replace certain equipment components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs received a default judgment in the amount of $2.7 million against DCE for the failure to answer or otherwise respond to Presque Isle Downs' complaint. Although we have attempted to enforce the judgment, we have not been successful in this process. Any proceeds that may be received will be recorded as the amounts are realized. Defendant Rectenwald Buehler Architects, Inc., has joined five additional vendors/subcontractors as co-defendants to the case, which filed preliminary objections. The final set of objections was denied in October 2013. However, discovery remains open.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio.    Scioto Downs, Inc., in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, successfully intervened in a lawsuit filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio

Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a notice of Appeal to the Ohio Supreme Court. On July 24, 2013 The Ohio Supreme Court granted allocatur, agreeing to hear this matter upon the outcome of another case with comparable legal issues that was before the court. On June 10, 2014, the Ohio Supreme Court affirmed the dismissal of the appeal of the matter involving the comparable legal issues. In light of the decision on the comparable matter, Scioto Downs and the other parties, on July 2, 2014, filed a joint motion to dismiss the appeal of this matter.

        Greater Erie Industrial Development Corporation v. Presque Isle Downs, Inc; Case No. 11436-09; Court of Common Pleas of Erie County, Pennsylvania.    In October 2005, we sold all but 24 of the 229 acres of real property, known as the International Paper site, to the Greater Erie Industrial Development Corporation, a private, not-for-profit entity that is managed by the municipality (the "GEIDC"). On October 1, 2009, the GEIDC initiated legal action against Presque Isle Downs alleging breach of contract regarding clean fill dirt which the GEIDC claims was supposed to be furnished as a result of the sale. On December 14, 2011, the Erie County Court of Common Pleas ruled in favor of the GEIDC, awarding $0.7 million in damages, including interest. Presque Isle Downs timely filed its appeal on January 13, 2012; however, the judgment and related interest were accrued and reflected as part of accrued liabilities in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013. Pending the appeal process, we were required to post a surety bond in the amount of 120% of the judgment, or approximately $0.8 million, which was collateralized by a cash deposit and is reflected as part of restricted cash in the consolidated balance sheets at March 31, 2014 and December 31, 2013. On October 30, 2012, the appeal was argued before the Pennsylvania Superior Court, and on April 8, 2013, we received a ruling from the Superior Court affirming the trial court's decision in the case. On April 22, 2013, we filed a motion for reconsideration with the Superior Court, which was granted on June 17, 2013. The Company was granted the reargument of this matter in front of the Superior Court of Pennsylvania which occurred on November 19, 2013. On March 11, 2014, the Superior Court made a determination that it would not address the case on its merits which ultimately results in affirmation of the prior judgment. On June 2, 2014, the judgment was satisfied in full in the amount of $0.8 million, which had been previously accrued by the company for this purpose. This matter is now closed and the cash collateralized surety bond was released in July 2014.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 16 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the six months ended June 30, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS.

Exhibits	Item Title
2.1	Amendment No. 3 to Agreement and Plan of Merger, dated May 13, 2014, by and among MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado Holdco LLC (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on May 13, 2014).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 10-K filed on March 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2014).
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 8, 2014	MTR GAMING GROUP, INC.
	By:	/s/ JOSEPH L. BILLHIMER Joseph L. Billhimer PRESIDENT AND CHIEF OPERATING OFFICER
	By:	/s/ JOHN W. BITTNER, JR. John W. Bittner, Jr. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

Exhibits	Item Title
2.1	Amendment No. 3 to Agreement and Plan of Merger, dated May 13, 2014, by and among MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado Holdco LLC (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on May 13, 2014).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 10-K filed on March 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 5, 2014).
31.1	Certification of Joseph L. Billhimer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of John W. Bittner, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Joseph L. Billhimer in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of John W. Bittner, Jr. in accordance with 18 U.S.C. Section 1350 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document