Form 10-Q
period 2014-09-30
MTR GAMING GROUP INC
filed 2014-11-14
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of September 30, 2014, was 1,000 shares.

MTR GAMING GROUP, INC.

PART I—FINANCIAL INFORMATION	2
Item 1—Financial Statements	2
Consolidated Balance Sheets at September 30, 2014 (Successor) (unaudited) and December 31, 2013 (Predecessor)	2
Consolidated Statements of Operations for the period from July 1 to September 18, 2014 (Predecessor), the period from January 1 to September 18, 2014 (Predecessor), the period from September 19 to September 30, 2014 (Successor), and the Three and Nine Months Ended September 30, 2013 (Predecessor) (unaudited)	3
Consolidated Statements of Comprehensive Income (Loss) for the period from July 1 to September 18, 2014 (Predecessor), the period from January 1 to September 18, 2014 (Predecessor), the period from September 19 to September 30, 2014 (Successor), and the Three and Nine Months Ended September 30, 2013 (Predecessor) (unaudited)	5
Consolidated Statements of Cash Flows for the Period from January 1 to September 18, 2014 (Predecessor), the Period September 19 to September 30, 2014 (Successor), and the Nine Months Ended September 30, 2013 (Predecessor) (unaudited)	7
Condensed Notes to Consolidated Financial Statements (unaudited)	8
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3—Quantitative and Qualitative Disclosures about Market Risk	49
Item 4—Controls and Procedures	49
PART II—OTHER INFORMATION	50
Item 1—Legal Proceedings	50
Item 1A—Risk Factors	51
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3—Defaults upon Senior Securities	51
Item 4—Mine Safety Disclosures	51
Item 5—Other Information	51
Item 6—Exhibits	52
SIGNATURE PAGE	53
EXHIBIT INDEX	54

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	September 30 2014	December 31 2013

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$62,593	$100,124
Restricted cash	1,243	7,255
Accounts receivable, net of allowance for doubtful accounts of $172 in 2014 and $151 in 2013	3,878	4,853
Inventories	4,027	4,272
Deferred financing costs	—	1,642
Prepaid expenses and other current assets	7,437	7,850

Total current assets	79,178	125,996
Property and equipment, net	269,189	371,364
Other intangible assets	436,371	136,080
Goodwill	104,734	—
Deferred financing costs, net of current portion	—	6,766
Deposits and other	3,962	1,801
Non-operating real property	16,419	10,769
Assets of discontinued operations	—	184

Total assets	$909,853	$652,960

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	2,813	2,998
Accrued gaming taxes and assessments	8,617	9,947
Accrued payroll and related	6,121	5,466
Interest payable	10,938	27,344
Accrued other liabilities	18,909	17,043
Construction project and equipment liabilities	708	788
Deferred income taxes	2,348	837
Liabilities of discontinued operations	116	116

Total current liabilities	50,570	64,539
Long-term debt	624,481	558,834
Other regulatory gaming assessments	4,676	4,806
Long-term compensation	—	871
Deferred income taxes	129,847	17,412
Other long-term liabilities	424	497

Total liabilities	809,998	646,959

Stockholder's equity:
Common stock	—	—
Additional paid-in capital	103,011	65,047
Accumulated deficit	(3,157)	(59,143)
Accumulated other comprehensive income (loss)	1	(127)

Total stockholder's equity of MTR Gaming Group, Inc.	99,855	5,777
Non-controlling interest of discontinued operations	—	224

Total stockholder's equity	99,855	6,001

Total liabilities and stockholder's equity	$909,853	$652,960

See accompanying condensed notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Period from September 19 to September 30	Period from July 1 to September 18	Three Months Ended September 30

	2014	2014	2013

Operating Revenues:
Gaming	$14,399	$100,760	$115,268
Pari-mutuel commissions	446	3,391	4,133
Food and beverage	1,270	8,460	9,804
Hotel	199	1,053	1,451
Other	773	3,345	3,791

	17,087	117,009	134,447
Less—promotional allowances	(776)	(4,860)	(5,584)

Net operating revenues	16,311	112,149	128,863

Operating Expenses:
Gaming	8,659	59,644	68,444
Pari-mutuel commissions	520	3,077	3,548
Food and beverage	1,031	6,810	8,170
Hotel	114	590	779
Other	475	2,015	2,618
Marketing and promotions	889	3,397	4,165
General and administrative	2,754	15,664	15,883
Depreciation and amortization	1,289	6,742	7,691

Total operating expenses	15,731	97,939	111,298
Loss on the sale or disposal of property	—	139	161
Strategic transaction costs	618	6,716	2,723

Operating (Loss) income	(38)	7,355	14,681

Other Income (Expense):
Interest income	1	2	4
Interest expense	(1,813)	(15,057)	(17,393)

Total other expense	(1,812)	(15,055)	(17,389)

Loss before Income Taxes	(1,850)	(7,700)	(2,708)
Provision for income taxes	(1,307)	(687)	(921)

Net Loss	$(3,157)	$(8,387)	$(3,629)

See accompanying condensed notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Period from September 19 to September 30	Period from January 1 to September 18	Nine Months Ended September 30

	2014	2014	2013

Operating Revenues:
Gaming	$14,399	$320,366	$349,223
Pari-mutuel commissions	446	8,014	8,932
Food and beverage	1,270	25,319	27,452
Hotel	199	3,489	4,099
Other	773	9,619	9,582

	17,087	366,807	399,288
Less—promotional allowances	(776)	(14,930)	(16,321)

Net operating revenues	16,311	351,877	382,967

Operating Expenses:
Gaming	8,659	190,305	205,533
Pari-mutuel commissions	520	8,053	8,525
Food and beverage	1,031	21,222	23,071
Hotel	114	2,087	2,307
Other	475	5,740	6,315
Marketing and promotions	889	10,467	11,882
General and administrative	2,754	47,081	47,380
Depreciation and amortization	1,289	22,231	22,782

Total operating expenses	15,731	307,186	327,795
Loss on the sale or disposal of property	—	184	68
Strategic transaction costs	618	7,620	2,723

Operating (Loss) Income	(38)	36,887	52,381

Other Income (Expense):
Interest income	1	6	26
Interest expense	(1,813)	(49,838)	(52,176)

Total other expense	(1,812)	(49,832)	(52,150)

(Loss) Income before Income Taxes	(1,850)	(12,945)	231
Provision for income taxes	(1,307)	(2,837)	(2,260)

Net Loss	$(3,157)	$(15,782)	$(2,029)

See accompanying condensed notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Period from September 19 to September 30
		Period from July 1 to September 18	Three Months Ended September 30

	2014	2014	2013

Net Loss	$(3,157)	$(8,387)	$(3,629)
Other Comprehensive Income, net of tax:
Defined benefit pension plan:
Amortization of net gain(1)	1	6	11

Other Comprehensive Income	1	6	11

Comprehensive Loss, net of tax	$(3,156)	$(8,381)	$(3,618)

(1)
In the Predecessor periods, no tax expense or benefit was recognized on these amounts as a result of the Company's cumulative loss position.

See accompanying condensed notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Continued)

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Period from September 19 to September 30
		Period from January 1 to September 18	Nine Months Ended September 30

	2014	2014	2013

Net Loss	$(3,157)	$(15,782)	$(2,029)
Other Comprehensive Income, net of tax:
Defined benefit pension plan:
Amortization of net gain(1)	1	21	32

Other Comprehensive Income	1	21	32

Comprehensive Loss, net of tax	$(3,156)	$(15,761)	$(1,997)

(1)
For the Predecessor periods, no tax expense or benefit was recognized on these amounts as a result of the Company's cumulative loss position.

See accompanying condensed notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Period from September 19 to September 30	Period from January 1 to September 18
			Nine Months Ended September 30

	2014	2014	2013

Cash flows from operating activities:
Net loss	$(3,157)	$(15,782)	$(2,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,518	22,231	22,782
Amortization of deferred financing fees and premium / discount	(396)	2,696	2,820
Bad debt expense	—	67	64
Stock-based compensation expense	—	1,310	789
Change in fair value of acquisition related contingencies	—	37	61
Deferred income taxes	1,302	2,498	2,556
Loss on the sale or disposal of property	—	184	68
Change in operating assets and liabilities:
Accounts receivable	1,354	(446)	(1,305)
Other current assets	1,468	(704)	(2,698)
Accounts payable	1,228	(2,761)	(1,931)
Accrued liabilities	4,053	(17,737	(13,325)
Other regulatory gaming assessments	94	(206)	(570)
Long-term compensation	—	(1,435)	304

Net cash provided by (used in) continuing operating activities	7,464	(10,048)	7,586
Net cash used in discontinued operating activities	—	—	(7)

Net cash provided by (used in) operating activities	7,464	(10,048)	7,579

Cash flows from investing activities:
Decrease in restricted cash	1,913	4,099	24
Increase in deposits and other	—	(439)	(10)
Payment of Ohio video lottery terminal license fee	—	—	(25,000)
Proceeds from the sale of property and equipment	—	55	168
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	628	1,828
Capital expenditures	(337)	(11,262)	(13,960)

Net cash provided by (used in) investing activities	1,576	(6,919)	(36,950)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	773	564
Purchase and retirement of treasury stock	—	(377)	(231)
Purchase of shares for Merger consideration	—	(30,000)	—

Net cash (used in) provided by financing activities	—	(29,604)	333

Net increase (decrease) in cash and cash equivalents	9,040	(46,571)	(29,038)
Cash and cash equivalents, beginning of period	53,553	100,124	115,113

Cash and cash equivalents, end of period	$62,593	$53,553	$86,075

Supplemental disclosure of cash flow information:
Interest paid	$25	$65,727	$65,727

Income taxes paid	$—	$88	$175

See accompanying condensed notes to consolidated financial statements.

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

        MTR Gaming Group, Inc. (the "Company" or "we" or "MTR"), a Delaware corporation and a wholly-owned subsidiary of Eldorado Resorts, Inc. ("ERI"), is a hospitality and gaming company that owns and operates racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. The common shares of ERI are listed on the Nasdaq Stock Market.

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

        In September 2013, we entered into a merger agreement to facilitate a business combination with Eldorado HoldCo LLC, a Nevada limited liability company ("Eldorado"), and formed several entities to facilitate the merger: Eclair Holdings Company, a Nevada corporation and wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a Delaware corporation and wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a Nevada limited liability company and wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations for fiscal year 2013.

        On September 19, 2014 (the "Acquisition Date"), MTR merged with and into Merger Sub A, with MTR surviving the merger (the "MTR Merger"), and Eldorado merged with and into Merger Sub B, with Eldorado surviving the merger (the "Eldorado Merger" and, together with the MTR Merger, the "Mergers"). As a result of the Mergers, NewCo became the holding company for the Company and Eldorado and was renamed "Eldorado Resorts, Inc."

Basis of Presentation

        The Mergers were accounted for as a reverse acquisition of the Company by Eldorado under accounting principles generally accepted in the United States. Under the acquisition method of accounting, Eldorado is treated as the accounting acquirer and the Company is treated as the legal acquirer, resulting in the Company applying fair value accounting to its assets and liabilities as of the Acquisition Date. Accordingly, the consolidated financial statements and the condensed notes to the consolidated financial statements are presented in two distinct periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Mergers. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different historical-cost basis of accounting and are not comparable. In addition, the accompanying consolidated financial statements for the Successor period were prepared to conform to the financial statement presentation of Eldorado. We have reclassified certain amounts for the prior year to conform to the Successor presentation. These reclassifications, as detailed below, had no impact on income from operations or net income as previously reported.

        The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP")

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation. We view each operating property as an operating segment and all operating segments have been aggregated into one reportable segment.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

        Earnings per share information has not been presented because the Company's stock is no longer publicly traded.

Reclassifications

        Reclassifications to the Consolidated Statements of Operations for the Predecessor periods are as follows (in thousands):

	Three Months Ended
			Nine Months Ended September 30
	March 31	June 30
2014:
Hotel revenues were reclassified from Food, beverage and lodging revenues to their own financial statement line item	$1,188	$1,248	$2,436
Hotel expenses were reclassified from Food, beverage and lodging expense to their own financial statement line item	377	327	704
Utility expenses were reclassified from Gaming, Pari-mutuel, Food and beverage, Hotel, Other, Marketing and promotions to General and administrative expenses	682	545	1,227
Surveillance expenses were reclassified from General and administrative expenses to Gaming expenses	610	587	1,197
Reservation expenses were reclassified from Other expenses to Hotel expenses	62	63	125
Hotel housekeeping expenses were reclassified from General and administrative expenses to Hotel expenses	504	519	1,023

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

	Three Months Ended
				Nine Months Ended September 30
	March 31	June 30	September 30
2013:
Hotel revenues were reclassified from Food, beverage and lodging revenues to their own financial statement line item	1,225	1,423	$1,451	$4,099
Hotel expenses were reclassified from Food, beverage and lodging expense to their own financial statement line item	382	347	357	1,086
Utility expenses were reclassified from Gaming, Pari-mutuel, Food and beverage, Hotel, Other, Marketing and promotions to General and administrative expenses	644	601	661	1,906
Surveillance expenses were reclassified from General and administrative expenses to Gaming expenses	630	598	580	1,808
Reservation expenses were reclassified from Other expenses to Hotel expenses	66	64	61	191
Hotel housekeeping expenses were reclassified from General and administrative expenses to Hotel expenses	501	527	549	1,577

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

NOTE 2—MERGER WITH ELDORADO

        On September 19, 2014, the Company and Eldorado combined their businesses through the Mergers, as defined above, consummated pursuant to the Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, NewCo and certain affiliates of NewCo and Eldorado (the "Merger Agreement").

        Pursuant to the Merger Agreement, upon completion of the MTR Merger, subject to proration, each outstanding share of the Company's common stock, par value $0.00001 per share, was converted

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—MERGER WITH ELDORADO (Continued)

into the right to elect to receive either $6.05 per share in cash or one share of ERI's common stock, par value $0.00001 per share. Pursuant to the proration procedures provided in the Merger Agreement, former MTR shareholders received (in the aggregate) a cash payment of $35.0 million (of which $30.0 million was funded by MTR and $5.0 million by Eldorado).

Consideration Transferred

        The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, Eldorado, would have had to issue to the owners of the accounting acquiree, MTR, to give them the same percentage interest in the combined entity. However, in reverse acquisitions that occur between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally is a more reliable determination of the fair value than the fair value of the accounting acquirer's untraded equity securities, and, as such, is generally used in calculating the purchase consideration. Accordingly, the following table provides the calculation of the purchase price, which was calculated using the fair value of the Company's common stock, based on the closing stock price of $4.43 on the Acquisition Date, as well as a reconciliation of the total shares outstanding as of the Acquisition Date.

ERI Outstanding Share Calculation
Shares Issued to Eldorado(i)	23,311,492
Number of MTR shares outstanding at the Acquisition Date(ii)	28,386,084
MTR RSUs that vested upon closing of the Mergers(iii)	499,179

Total ERI shares outstanding—before share repurchase	52,196,755
MTR shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)
Total ERI shares outstanding at Acquisition Date	46,411,632

Eldorado % ownership	50.23%
MTR % ownership	49.77%
Consideration Transferred (dollars in thousands, except stock price)
Number of MTR shares outstanding at the Acquisition Date	28,386,084
MTR RSUs that vested upon closing of the Mergers	499,179
MTR shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)

Total net MTR shares	23,100,140
FMV of MTR common stock at Acquisition Date	$4.43

Fair Value of MTR shares	$102,334
Fair Value of MTR stock options	677

Total consideration transferred	$103,011

(i)
The number of shares issued to members of Eldorado in the Merger as merger consideration was determined pursuant to the terms of the Merger Agreement.

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—MERGER WITH ELDORADO (Continued)

(ii)
Number of shares of MTR common stock issued and outstanding immediately prior to closing.

(iii)
Pursuant to the MTR 2010 Long-Term Incentive Plan, immediately prior to closing, all outstanding stock options and MTR RSUs vested and became immediately exercisable. All vested MTR RSUs were exchanged for one share of ERI common stock. All outstanding stock options became exercisable for shares of ERI common stock with the same terms as the previous awards.

Preliminary Purchase Price Allocation

        The following table summarizes the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. The fair value estimates are based on management's analysis, including preliminary work performed by third-party valuation specialists, and is subject to change within the measurement period as the valuations are finalized. The final fair value determinations are expected to be completed no later than the third quarter of 2015. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements.

        Goodwill, the excess of the purchase price over the fair market value of the net assets acquired, in the amount of $104.7 million, was recorded as of the Acquisition Date. The Company considers the goodwill to represent benefits that are expected to be realized as a result of the Mergers, including, but not limited to, the expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

        The following table summarizes the preliminary purchase price allocation of the acquired assets and assumed liabilities as recorded at fair value on the Acquisition Date (dollars in thousands):

Current and other assets	$74,873
Property and equipment	270,172
Goodwill	104,734
Intangible assets(1)	436,600
Other noncurrent assets	20,381

Total assets	906,760
Current liabilities	45,316
Long term debt(2)	624,877
Deferred income taxes(3)	128,545
Other noncurrent liabilities	5,011

Total liabilities	803,749

Net assets acquired	$103,011

(1)
Intangible assets consist of gaming licenses, trade names, and customer loyalty programs.

(2)
Long term debt was comprised of MTR Gaming's $570.7 million 11.5% Senior Secure Second Lien Notes due August 2019.

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—MERGER WITH ELDORADO (Continued)

(3)
Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain long term liabilities and long term debt.

        Trade receivables and payable, inventory as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the Acquisition Date, based on management's judgments and estimates.

        The fair value of property and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification. The fair value of land was determined using the market approach, which considers sales of comparable assets and applies compensating factors for any differences specific to the particular assets. With respect to personal property components of the assets (gaming equipment, furniture, fixtures and equipment, computers, and vehicles) the cost approach was used, which is based on replacement or reproduction costs of the asset. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost.

        The fair value of non-operating real property was determined utilizing a sales comparison approach.

        The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the Company and the gaming licenses could not be obtained without holding the racing licenses. Therefore, a market participant would value the licenses in aggregate. The fair value of the licenses was determined using the excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of MTR including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming licenses are the primary asset of MTR and the licenses are linked to each respective facility. Under the gaming legislation applicable to our properties, licenses are property specific and can only be acquired if a buyer acquires the existing facility. Because existing licenses may not be acquired and transferred for use at a different facility, the estimated future cash flows of each of our properties was the primary assumption in the valuation of such property.

        Management has preliminarily assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of Accounting Standards Codification ("ASC") 350. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company's own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The Company has licenses in Pennsylvania, West Virginia and Ohio. The renewal of each state's gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state's gaming regulator, and meeting certain inspection requirements. However, the Company's historical experience has not indicated, nor does management expect, any limitations regarding its ability to continue to renew each license. No other competitive,

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—MERGER WITH ELDORADO (Continued)

contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has preliminarily concluded that the useful lives of these licenses are indefinite.

        Trade names were valued using the relief-from-royalty method. The customer loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are being amortized on a straight-line basis over a five year useful life and the customer loyalty program is being amortized on a straight-line basis over a one year useful life. The weighted average useful life of all amortizing intangible assets related to the Mergers is approximately three years.

        Existing long term debt assumed on the Acquisition Date was fair valued based on quoted market prices.

        Deferred income tax assets and liabilities as of the Acquisition Date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

Unaudited Pro Forma Information

        The following table includes the unaudited pro forma results for the three and nine months ended September 30, 2014 and 2013, which gives effect to the Mergers as if they had occurred on January 1, 2013 and reflect pro forma adjustments that are expected to have a continuing impact on the results of operations and are directly attributable to the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenues	$128,460	$128,863	$368,188	$382,967
Net (loss) income	$(3,254)	$741	$(1,093)	$1,170

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

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Successor
	September 30, 2014
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$10,679	$—	$—	$10,679

Total assets	$10,679	$—	$—	$10,679

Liabilities
Acquisition-related contingent considerations	$—	$—	$508	$508

Total liabilities	$—	$—	$508	$508

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

	Predecessor
	December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$33,524	$—	$—	$33,524

Total assets	$33,524	$—	$—	$33,524

Liabilities
Acquisition-related contingent considerations	$—	$—	$586	$586

Total liabilities	$—	$—	$586	$586

        The following table represents the change in acquisition-related contingent consideration liabilities during the nine months ended September 30, 2014 (in thousands):

Balance as of December 31, 2013 (Predecessor)	$586
Amortization of present value discount(1)	56
Fair value adjustment for change in consideration expected to be paid(2)	(56)
Settlements	(78)

Balance as of September 30, 2014 (Successor)	$508

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations. Amortization of the present value discount resulted in interest expense of $37,000 and $19,000 during the Predecessor period and Successor period, respectively.

(2)
Prior to the Mergers, fair value adjustments for changes in earn-out estimates of $37,000 were recorded to indefinite-lived intangibles in the consolidated balance sheet in the Predecessor period. Due to purchase accounting as a result of the Mergers, fair value adjustments for changes in earn-out estimates of $19,000 in the Successor period were recorded to general and administrative expense in the consolidated statement of operations.

        The carrying amounts as of September 30, 2014, for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the Notes (see Note 7) was $626.3 million at September 30, 2014 compared to a carrying value of $624.5 million at September 30, 2014. The fair value of the Notes was $634.8 million at December 31, 2013 compared to a carrying value of $558.8 million at December 31, 2013. The fair values of our Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—NON-OPERATING REAL PROPERTY

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. No less than annually, we obtain independent appraisals of the fair value of these assets. In connection with the Mergers, as discussed in Note 2, the non-operating real properties were adjusted to fair value on the Acquisition Date.

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of September 30, 2014. These properties are included in non-operating real properties in our consolidated balance sheets as of September 30, 2014 and December 31, 2013.

NOTE 5—GOODWILL AND OTHER INTANGIBLES ASSETS

        The components of goodwill and intangible assets are as follows:

	Successor
	September 30, 2014
	Gross Carrying value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
	(in thousands)			(in years)
Goodwill	$104,734	$—	$104,734	N/A
Gaming licenses (indefinite-lived)	424,900	—	424,900	N/A
Trade names	6,600	(47)	6,553	5
Customer loyalty programs	5,100	(182)	4,918	1

Total goodwill and other intangible assets	$541,334	$(229)	$541,105

	Predecessor
	December 31, 2013
	Gross Carrying Value	Accumulated Impairment	Net Carrying Value	Weighted Average Amortization Period
	(in thousands)
Goodwill	$494	$494	$—	N/A
Gaming licenses (indefinite-lived)	136,080	—	136,080	N/A

Total goodwill and other intangible assets	$136,574	$494	$136,080

        The increase in intangible assets, and related amortization expense, as compared to December 31, 2013 is due to purchase accounting adjustments as a result of the Mergers. The Company incurred amortization expense of $0.2 million during the Successor period, and is included as a component of marketing and promotions expense in the consolidated statement of operations. We did not have any amortization expense during the Predecessor period.

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

        We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, and the amounts are included in General and administrative expenses in our consolidated statements of operations.

        The total incentive-based compensation expense for the three months ended September 30, 2014 is as follows (in thousands):

	Successor	Predecessor
	Period from September 19 to September 30	Period from July 1 to September 18
			Three Months Ended September 30

	2014	2014	2013
Stock-based compensation expense	—	748	168
Performance award compensation expense	—	886	178

        The total incentive-based compensation expense for the nine months ended September 30, 2014 is as follows (in thousands):

	Successor	Predecessor
	Period from September 19 to September 30	Period from January 1 to September 18
			Nine Months Ended September 30

	2014	2014	2013
Stock-based compensation expense	—	1,310	789
Performance award compensation expense	—	760	329

        Nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") as approved by the Compensation Committee of the Board of Directors ("BOD") and are granted to executive officers, certain key employees and non-employee members of the BOD as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan").

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

        In connection with the Mergers, any unvested awards granted pursuant to the 2010 Plan vested upon the Acquisition Date, and both vested and unvested equity awards granted under the 2010 Plan

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

were converted into the right to receive shares of ERI common stock, or were exchanged for, or settled in, shares of ERI common stock.

        Specifically, each Stock Option or other right to acquire common stock granted under the 2010 Plan outstanding immediately prior to the completion of the Mergers, whether vested or unvested, automatically became, after the completion of the Mergers, an option or right to purchase the same number of shares of ERI common stock as the number of shares of common stock that were subject to such Stock Option immediately prior to the completion of the Mergers. The exercise price per share of ERI common stock subject to any such Stock Option at and after the completion of the Mergers is equal to the exercise price per share of common stock subject to such Stock Option immediately prior to the completion of the Mergers. All other terms, except vesting requirements, applicable to such Stock Option will remain the same.

        Each RSU in respect of a share of MTR common stock that was outstanding under the 2010 Plan immediately prior to the completion of the Mergers was, as of the completion of the Mergers, settled in the same number of shares of common stock of ERI (without any right to make a cash/stock election), subject to shares withheld to satisfy tax withholding, as the number of shares of MTR common stock that were subject to such RSU immediately prior to the completion of the Mergers. Upon consummation of the Mergers, all outstanding RSUs became fully vested and, as a result, are no longer subject to vesting requirements, lapse, or other restrictions.

        All Performance Awards granted under the terms of the 2010 Plan vested and were paid by the Company upon the closing of the Mergers. The payment was recognized as a pre-acquisition expense of the Company. There are no remaining Performance Award obligations.

NOTE 7—INCOME TAXES

        The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

        The income tax provision results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—INCOME TAXES (Continued)

deferred tax assets. Therefore, we expect to record non cash deferred tax expense as we amortize these assets for tax purposes.

        During the three months ended September 30, 2014, our tax expense was $0.7 million for the Predecessor period July 1 to September 18, 2014 and $1.3 million for the Successor period September 19 to September 30, 2014. The third quarter of 2014 provision reflects the recording of additional naked credit amortization in the amount of $1.4 million and a local income tax provision of $0.6 million. During the three months ended September 30, 2013, our tax expense was $0.9 million. The third quarter of 2013 provision reflects the recording of additional naked credit amortization in the amount of $0.8 million and a local income tax provision of $0.1 million.

        During the nine months ended September 30, 2014, our tax expense was $2.8 million for the Predecessor period January 1 to September 18, 2014 and $1.3 million for the Successor period September 19 to September 30, 2014. The nine months ended September 30, 2014 provision reflects the recording of additional naked credit amortization in the amount of $3.2 million and a local income tax provision of $0.9 million. For the nine months ended September 30, 2013, our tax expense was $2.3 million. The nine months ended September 30, 2013 provision reflects the recording of additional naked credit amortization in the amount of $2.6 million and a local income tax provision of $0.3 million. Additionally, during the nine months ended September 30, 2013, the Company released unrecognized tax benefits of $0.6 million, which included $0.2 million of accrued interest, as a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods. As of September 30, 2014, there are no unrecognized tax benefits and we do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company and its subsidiaries file a US federal income tax return, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2011.

NOTE 8—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	Successor	Predecessor
	September 30, 2014	December 31, 2013
	(in thousands)
11.5% Senior Secured Second Lien Notes	$570,664	$570,664
Unamortized premium / (discount)	53,817	(11,830)

	$624,481	$558,834

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 million 11.5% Senior Secured Second Lien Notes (the "Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year. The Notes were issued pursuant to an indenture, dated as of August 1, 2011 (the "Indenture"), among the Company, Mountaineer Park, Inc., Presque Isle Downs, Inc., Scioto Downs, Inc. (each, a wholly-owned subsidiary of the Company and as a guarantor, the "Guarantors") and Wilmington Trust, National Association, as Trustee and as Collateral Agent.

        The Notes and the guarantees thereof are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Company's current and future domestic restricted subsidiaries, other than the Company's immaterial subsidiaries. The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property, as defined in the Indenture. The Notes and the guarantees are effectively junior to any of the Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under the Company's senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations.

        The Indenture contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of the Company is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of the Company's credit facilities, the Company is required to repay debt under its credit facility or make an offer to purchase Notes with the excess cash flow amounts (as such term is defined in the). As of September 30, 2014, the Company was in compliance with the covenants under the Indenture.

        The Company may redeem some or all of the Notes prior to August 1, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, the Company may redeem the Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning August 1,	Percentage
2015	106.000%
2016	103.000%
2017 and thereafter	100.000%

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of September 30, 2014 or December 31, 2013.

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

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

        The Credit Facility contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. The Credit Facility also contains certain financial covenants, including maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of September 30, 2014, the Company was in compliance with the required covenants.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive loss during the Predecessor and Successor periods is as follows (in thousands):

Balance as of December 31, 2013 (Predecessor)	$(127)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss(1)	21

Net current-period other comprehensive income	21

Balance as of September 18, 2014 (Predecessor)	$(106)

Balance as of September 19, 2014 (Successor)	$—
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss(1)	1

Net current-period other comprehensive income	1

Balance as of September 30, 2014 (Successor)	$1

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

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

        In connection with the Mergers, three putative class action lawsuits were filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. By order of the Court of Chancery, the cases were consolidated for all purposes and a consolidated amended complaint was filed. This consolidated case, which purported to be brought as a class action on behalf of all of the Company's stockholders, excluding the members of the board of directors, alleged, among other things, that the consideration to be received by MTR stockholders will receive in connection with the Mergers is inadequate and that the Company's directors and current President breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. On August 25, September 17, and October 9, 2014 Plaintiffs separately moved to voluntarily dismiss their claims.

        On October 21, 2011, a complaint was filed challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Scioto Downs, in order to protect its right to VLT gaming, filed a motion to intervene on February 2, 2012. Dispositive motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a Notice of Appeal to the Ohio Supreme Court. On July 24, 2013, the Ohio Supreme Court agreed to hear the matter upon the outcome of another case with comparable legal issues that was before the court. On June 10, 2014, the Ohio Supreme Court affirmed the dismissal of the appeal of the matter involving the comparable legal issues. In light of the decision on the comparable matter, Scioto Downs and the other parties filed a joint motion to dismiss the appeal of this matter on July 2, 2014, which is still pending before the court.

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we were advised by the PaDEP that we were not released from our liability and responsibility under the Consent Order. We

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2015. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheet at September 30, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2014 (Successor) and December 31, 2013 (Predecessor) was $5.1 million and $5.2 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. As of and during the nine months ended September 30, 2014, our total estimated liability increased as a result of changes in the forecasted assumptions utilized in the model by $0.2 million and was recognized in gaming operating expenses. The Company paid approximately $0.3 million during the nine months ended September 30, 2014.

NOTE 11—SEGMENT INFORMATION

        The Company, through our wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia, Presque Isle Downs & Casino in Erie, Pennsylvania, and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates

MTR GAMING GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 11—SEGMENT INFORMATION (Continued)

Racelinebet.com. Management reviews our operations on a property-by-property basis. Therefore we believe that each property is an operating segment. Based on the similar geographic and economic characteristics of our properties, we believe it is appropriate to aggregate Mountaineer, Presque Isle Downs and Scioto Downs into one reportable segment.

NOTE 12—SUBSEQUENT EVENTS

        In October 2014, the Company repurchased $10.0 million in aggregate principle amount of our 11.25% Senior Secured Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes, which approximated their carrying value as of September 30, 2014.

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

        Scioto Downs currently operates 2,112 VLTs and offers live harness horse racing from May through September, operating 90 live racing days and year- round pari-mutuel wagering.

Merger with Eldorado:

        In September 2013, we entered into a merger agreement to facilitate a business combination with Eldorado HoldCo LLC, a Nevada limited liability company ("Eldorado") ,and formed several entities to facilitate the merger: Eclair Holdings Company, a Nevada corporation and wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a Delaware corporation and wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a Nevada limited liability company and wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations for fiscal year 2013.

        On September 19, 2014 (the "Acquisition Date"), MTR merged with and into Merger Sub A, with MTR surviving the merger (the "MTR Merger"), and Eldorado merged with and into Merger Sub B, with Eldorado surviving the merger (the "Eldorado Merger and, together with the MTR Merger, the "Mergers"). As a result of the Mergers, NewCo became the holding company for the Company and Eldorado and was renamed Eldorado Resorts, Inc. ("ERI").

        In accordance with U.S. GAAP, we have separated our historical financial results for the Successor period and the Predecessor period. To facilitate discussion of our operating performance compared to the prior year period, the Company presents certain financial information for the Successor and Predecessor periods on an aggregated basis for the three and nine months ended September 30, 2014 including the effects of purchase accounting. We believe that the aggregated results are useful to investors to assist in their evaluation of our results for the three and nine months ended September 30, 2014 compared to the prior year periods. The aggregated financial information does not comply with U.S. GAAP and should not be considered an alternative to net income or cash flow from operations, as determined in accordance with U.S. GAAP.

Significant Factors Impacting Operating Trends

Key Performance Metrics:

        Our operating results are highly dependent on the volume of customers visiting and staying at our properties. Key performance indicators such as table game drop and slot handle refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controlled by us, is recognized as gaming revenues and is referred to as our win or hold. In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. ADR is calculated by dividing total room revenue, including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms. We calculate ADR with and without the impact of complimentary rooms. RevPAR is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available. Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available. The primary drivers in changes to our ADR and RevPAR calculations include: room inventory, which from time to time is impacted by renovations and maintenance; retail room rates, which are reviewed periodically and may fluctuate based on day of the week, group utilization, etc.; and the mix of cash and complimentary patron volumes which impact our occupancy levels. For the nine months ended September 30, 2014 and 2013, our ADR was $79 and $82, respectively, excluding complimentary rooms and $45 and $47, respectively, including complimentary rooms. Room inventory and room revenue decreased in 2014 compared to 2013 due to hotel renovations. RevPAR for the nine months ended September 30, 2014 and 2013 was approximately $38 and $42, respectively, including complimentary rooms.

Expansion of Regional Gaming

        All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, will have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins. In addition, we believe economic uncertainty, gaming market saturation and slower than anticipated economic recovery continues to impact overall gaming results in our regional markets.

Other Matters:

        On August 26, 2014, the Board of Health of Hancock County, West Virginia (the "Board of Health") adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which will be effective July 1, 2015. The Regulation, as currently adopted, will ban smoking in public places in Hancock County including at Mountaineer. We are continuing to evaluate the Regulation, its impact on our Mountaineer facility, which we anticipate could have a significant negative impact on our business and results of operations, and steps to become compliant with the Regulation upon its effective date.

Results of Operations

Financial results for the three months ended September 30, 2014 (aggregated Successor and Predecessor periods) compared to the three months ended September 30, 2013.

        The results of continuing operations for the Period September 19 through September 30, 2014 (Successor) and July 1 through September 18, 2014 (Predecessor) compared to the three months ended September 30, 2013 are summarized below (unaudited, in thousands):

	Successor	Predecessor	Aggregated	Predecessor

	(a) Period from September 19 to September 30	(b) Period from July 1 to September 18	(a) + (b) Three Months Ended September 30	Three Months Ended September 30

	2014	2014	2014	2013

Operating Revenues:
Gaming	$14,399	$100,760	$115,159	$115,268
Pari-mutuel commissions	446	3,391	3,837	4,133
Food and beverage	1,270	8,460	9,730	9,804
Hotel	199	1,053	1,252	1,451
Other	773	3,345	4,118	3,791

	17,087	117,009	134,096	134,447
Less—promotional allowances	(776)	(4,860)	(5,636)	(5,584)

Net operating revenues	16,311	112,149	128,460	128,863

Operating expenses:
Gaming	8,659	59,644	68,303	68,444
Pari-mutuel commissions	520	3,077	3,597	3,548
Food and beverage	1,031	6,810	7,841	8,170
Hotel	114	590	704	779
Other	475	2,015	2,490	2,618
Marketing and promotions	889	3,397	4,286	4,165
General and administrative	2,754	15,664	18,418	15,883
Depreciation and amortization	1,289	6,742	8,031	7,691

Total operating expenses	15,731	97,939	113,670	111,298

Strategic transaction costs	618	6,716	7,334	2,723
Loss on the sale or disposal of property	—	139	139	161

Operating (loss) income	(38)	7,355	7,317	14,681

Interest expense, net	(1,812)	(15,055)	(16,867)	(17,389)
Provision for income taxes	(1,307)	(687)	(1,994)	(921)

Loss	$(3,157)	$(8,387)	$(11,544)	$(3,629)

Net Operating Revenues

        Net operating revenues for the three months ended September 30, 2014, comprised of $119.0 million in gaming and pari-mutuel revenues (92% of total net revenues), $15.1 million of non-gaming revenues (12% of total net revenues) less $5.6 million of promotional allowances (-4% of total net revenues), decreased $0.4 million, or 0.3%, compared to net operating revenues for the three months ended September 30, 2013, comprised of $119.4 million in gaming and pari-mutuel revenues (92% of total net revenues), $15.0 million of non-gaming revenues (12% of total net revenues) less $5.6 million of promotional allowances (-4% of total net revenues). The decrease was primarily attributable to the factors detailed below.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended September 30, 2014 of $115.2 million represents a $0.1 million, or 0.1%, decrease compared to the prior year period. The decrease of $0.1 million is comprised of a decrease in slot revenue of $0.3 million, offset an increase in table gaming and poker revenue of $0.2 million. The decrease in gaming revenues was primarily due to continued competitive pressures principally from a new racino near Cleveland, which opened in December 2013, and to a lesser extent, a new racino in Austintown, Ohio, which opened in September 2014.

        Gaming revenue at Mountaineer decreased slightly to $44.1 million for the three months ended September 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot and table gaming revenue of $0.1 million each, offset by an increase in poker revenue of $0.1 million

        Gaming revenue at Presque Isle Downs decreased by $2.5 million, or 6.5%, to $35.8 million for the three months ended September 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot and poker revenue of $2.6 million and $0.1 million, respectively, offset by an increase in table gaming revenue of $0.1 million.

        Gaming revenue at Scioto Downs increased by $2.5 million, or 7.6%, to $35.3 million for the three months ended September 30, 2014, compared to the prior year period. The increase is comprised entirely of an increase in slot revenue.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended September 30, 2014 of $3.8 million represents a $0.3 million, or 7.1%, decrease compared to the prior year period.

        Pari-mutuel commissions at Mountaineer decreased by $0.3 million, or 16.6%, to $1.6 million for the three months ended September 30, 2014, compared to prior year period. The decrease is primarily due to a reduction in the number of races during the third quarter of 2014 as a result of a decrease in the number of races held per live race day.

        Pari-mutuel commissions at Presque Isle Downs decreased by $0.1 million, or 4.0%, to $1.3 for the three months ended September 30, 2014 compared to the prior year period primarily due to decrease in wagering on live racing compared to the prior year period.

        Pari-mutuel commissions at Scioto Downs increased by $0.1 million, or 7.9%, to $1.0 for the three months ended September 30, 2014 compared to the prior year period. The increase is primarily attributable to an increase in the number of live race days and a greater number races per day during the third quarter of 2014 compared to the prior year period.

Food and Beverage

        Revenue from our food and beverage operations for the three months ended September 30, 2014 of $9.7 million represents a $0.1 million, or 0.8%, decrease compared to the prior year period.

        Food and beverage revenue at Mountaineer decreased by $0.1 million, or 16.6%, to $3.7 million for the three months ended September 30, 2014, compared to the prior year period. The decrease is consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food and beverage revenue at Presque Isle Downs was relatively flat at $3.2 million for the three months ended September 30, 2014, compared to the prior year period. Although there was a decrease in gaming revenue and a decline in patron traffic compared to the prior year period, food and beverage revenue was flat primarily due to an increase in promotional offerings during the third quarter of 2014.

        Food and beverage revenue at Scioto Downs was relatively flat at $2.8 million for the three months ended September 30, 2014, compared to the prior year period.

Hotel

        Revenue from hotel operations at Mountaineer for the three months ended September 30, 2014 of $1.3 million represents a $0.2 million, or 13.7%, decrease compared to the prior year period. The decrease is primarily attributable to a decrease in ADR and RevPAR. Room inventory and room revenue decreased in 2014 compared to 2013 due to hotel renovations.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended September 30, 2014 of $4.1 million represent a $0.3 million, or 8.6%, increase compared to the prior year period. The increase is primarily due to a $0.2 million increase at our Scioto Downs property from increased commissions earned from check cashing and ATM services and an increase in entertainment revenue, and a $0.1 million increase at Presque Isle Downs from an increase in racing program sales and commissions earned from ATM services.

Promotional Allowances

        Promotional allowances of $5.6 million for the three months ended September 30, 2014 increased slightly compared to the prior year period. The increase in promotional allowances is comprised of an increase of $0.1 million at Mountaineer, offset by a decrease at Presque Isle Downs and Scioto Down of $0.1 million and $45,000, respectively.

Operating Expenses

Gaming

        Gaming expense for the three months ended September 30, 2014 of $68.1 million represents a $0.3 million, or 0.4%, decrease compared to the prior year period. The decrease of $0.3 million is comprised of a decrease in other gaming operating costs of $0.4 million, offset by an increase in gaming taxes and assessments of $0.1 million.

        Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes (excluding charges for other gaming assessment costs) as a percentage of gaming revenue increased to 52.2% for the three months ended September 30, 2014, compared to 51.5% for the prior year period. The increase is primarily due to an increase in the effective tax rate at Presque Isle Downs and Scioto Downs of 1.3% and 1.7%,

respectively. The increase of 1.3% in the effective tax rate at Presque Isle Downs to 57.5% for the three months ended September 30, 2014 is largely due to impact of the fixed annual $10 million local share assessment to slot revenue on a smaller revenue base. The increase of 1.7% in the effective tax rate at Scioto Downs to 44.3% for the three months ended September 30, 2014, is due the requirement, effective July 1, 2013, to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to the Ohio horsemen for racing purses increased by 1.5% to 10.5% of gross VLT revenue. Mountaineer's gaming taxes as a percentage of gaming revenue at 54.3% for the three months ended September 30, 2014 was consistent with the prior year period.

        The decrease in other gaming operating costs of $0.3 million is primarily due to the reduction of compensation related costs at all of our properties.

Pari-Mutuel

        Pari-mutuel expense was relatively flat at $3.6 million for the three months ended September 30, 2014, compared to the prior year period. Our gross profit margin for the three months ended September 30, 2014 decreased to 7.0% from 14.2% in the prior year period primarily attributable to our Scioto Downs property which had an increase in compensation related costs in excess of revenue increases due to a greater number of live race days and races per day during the third quarter of 2014 compared to the prior year period.

Food and Beverage

        Food and beverage expense decreased by $0.3 million, or 4.0%, to $7.8 million for the three months ended September 30, 2014, compared to the prior year period. Our gross profit margin for the three months ended September 30, 2014 increased to 19.4% from 16.7% in the prior year period primarily due to decreased food and compensation related costs in excess of revenue changes that were flat or declined slightly.

Hotel

        Hotel expense decreased by $0.1 million, or 9.7%, to $0.7 million for the three months ended September 30, 2014, compared to the prior year period. The decrease was consistent with the decline in hotel revenues primarily attributable to a decrease in room inventory during 2014 compared to 2013 due to hotel renovations. Our gross profit margin for the three months ended September 30, 2014 decreased to 43.8% from 46.3% in the prior year period because a significant portion of our hotel expenses are fixed and cannot be proportionately reduced to offset decreases in hotel revenue.

Other

        Other expense decreased by $0.1 million, or 4.9%, to $2.5 million for the three months ended September 30, 2014, compared to the prior year period attributable primarily to a decrease in entertainment and valet parking expenses at Presque Isle Downs and a reduction in golf course operating expenses at Mountaineer.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.1 million, or 2.9%, to $4.3 million for the three months ended September 30, 2014, compared to the prior year period. The decrease was primarily attributable to a decrease of $0.2 million in direct and incentive compensation and related benefits due to the effective control of variable compensation, and a decrease of $0.2 million in consulting expenses due to cost containment initiatives as current year operating results declined. The decreases were offset by an increase of $0.5 million in advertising costs for direct mail promotions and sponsorships.

General and Administrative

        General and administrative expense increased by $2.5 million, or 16.0%, to $18.4 million for the three months ended September 30, 2014, compared to the period year period. Significant factors contributing to the increase in general and administrative expense, as compared to the prior year period, were:

  •
  an increase in long term incentive compensation of $1.3 million. In connection with the Mergers, any unvested RSUs, Stock Options, and Performance awards granted pursuant to the 2010 Plan fully vested upon the Acquisition Date;

  •
  an increase in severance cost of $1.1 million primarily due to the departure of our Chief Financial Officer in September 2014;

  •
  an increase in repairs and maintenance costs of $0.3 million at our Mountaineer and Scioto Downs properties and;

  •
  a decrease in general operating expenses of $0.2 million due to cost containment efforts as operating results declined.

Strategic transaction costs

        As a result of the strategic business combination with Eldorado entered into on September 9, 2013, we incurred costs of $7.3 million and $2.7 million during the three months ended September 30, 2014 and 2013, respectively. These costs were comprised primarily of legal, financial advisory, accounting and consulting costs.

Depreciation and amortization

        Depreciation expense increased by $0.3 million, or 4.4%, to $8.0 million for the three months ended September 30, 2014, compared to the prior year period. The increase was primarily attributable to an increase at Presque Isle Downs and Mountaineer of $0.2 million and $0.1 million, respectively, due to an increase in capital expenditures placed in service during 2013. During 2013, the additions at Presque Isle Downs predominately consisted of new slot machines and the construction of barns, while the additions at Mountaineer primarily included new slot machines and casino renovations.

Interest Expense, net

        Interest expense, net decreased by $0.5 million, or 3.0%, to $16.7 million for the three months ended September 30, 2014, compared to the prior year period. The decrease was attributable to the fair value accounting in connection with the Mergers. The long term debt assumed on the Acquisition Date was fair valued based on quoted market prices, resulting in the elimination of deferred financing costs and the amortization of a premium on the fair value adjustment during the Successor period.

Income Taxes

        The income tax provision results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets. During the three months ended September 30, 2014, our tax expense was $2.0 million. The third quarter of 2014 provision reflects the recording of additional naked credit amortization in the amount of $1.4 million and a local income tax provision of $0.6 million. During the three months ended September 30, 2013, our tax expense was $0.9 million. The third quarter of 2013 provision reflects the recording of additional naked credit amortization in the amount of $0.8 million and a local income tax provision of $0.1 million.

Financial results for the nine months ended September 30, 2014 (aggregated Successor and Predecessor periods) compared to the nine months ended September 30, 2013.

        The results of continuing operations for the Period September 19 through September 30, 2014 (Successor) and January 1 through September 18, 2014 (Predecessor) compared to the nine months ended September 30, 2013 are summarized below (unaudited, in thousands):

	Successor	Predecessor	Aggregated	Predecessor
	(a) Period from September 19 to September 30	(b) Period from January 1 to September 18	(a) + (b) Nine Months Ended September 30	Nine Months Ended September 30
	2014	2014	2014	2013
Operating Revenues:
Gaming	$14,399	$320,366	$334,765	$349,223
Pari-mutuel commissions	446	8,014	8,460	8,932
Food and beverage	1,270	25,319	26,589	27,452
Hotel	199	3,489	3,688	4,099
Other	773	9,619	10,392	9,582

	17,087	366,801	383,894	399,288
Less—promotional allowances	(776)	(14,930)	(15,706)	(16,321)

Net operating revenues	16,311	351,877	368,188	382,967

Operating expenses:
Gaming	8,659	190,305	198,964	205,533
Pari-mutuel commissions	520	8,053	8,573	8,525
Food and beverage	1,031	21,222	22,253	23,071
Hotel	114	2,087	2,201	2,307
Other	475	5,740	6,215	6,315
Marketing and promotions	889	10,467	11,356	11,882
General and administrative	2,754	47,081	49,835	47,380
Depreciation and amortization	1,289	22,231	23,520	22,782

Total operating expenses	15,731	307,186	322,917	327,795

Strategic transaction costs	618	7,620	8,238	2,723
Loss (gain) on the sale or disposal of property	—	184	184	68

Operating (loss) income	(38)	36,887	36,849	52,381

Interest expense, net	(1,812)	(49,832)	(51,644)	(52,150)
Provision for income taxes	(1,307)	(2,837)	(4,144)	(2,260)

(Loss) Income	$(3,157)	$(15,782)	$(18,939)	$(2,029)

Net Operating Revenues

        Net operating revenues for the nine months ended September 30, 2014, comprised of $343.2 million in gaming and pari-mutuel revenues (93% of total net revenues), $40.7 million of non-gaming revenues (11% of total net revenues) less $15.7 million of promotional allowances (-4% of total net revenues), decreased $14.8 million, or 3.9%, compared to net operating revenues for the nine months ended September 30, 2013, comprised of $358.2 million in gaming and pari-mutuel revenues (93% of total net revenues), $41.1 million of non-gaming revenues (11% of total net revenues) less $16.3 million of promotional allowances (-4% of total net revenues). The decrease in net operating revenues was primarily attributable to the factors described below.

Gaming

        Gaming revenues for the nine months ended September 30, 2014 of $334.8 million represents a $14.5 million, or 4.1%, decrease compared to the prior year period. The decrease of $14.5 million is comprised of a decrease in slot, table gaming and poker revenue of $12.8 million, $1.6 million and $0.1 million, respectively. The decrease in gaming revenues was primarily due to continued competitive pressures principally from the two new racinos near Cleveland, which opened in April 2013 and December 2013, and to a lesser extent, a new racino in Austintown, Ohio, which opened in September 2014.

        Gaming revenues at Mountaineer decreased by $6.2 million, or 4.6%, to $129.1 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot and table gaming revenue of $5.4 million and $0.9 million, respectively, offset by an increase in poker revenue of $0.1 million.

        Gaming revenues at Presque Isle Downs decreased by $11.2 million, or 9.9%, to $101.9 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease is comprised of a decrease in slot, table gaming and poker revenue of $10.3 million, $0.7 million and $0.2 million, respectively.

        Gaming revenues at Scioto Downs increased by $2.9 million, or 2.9%, to $103.8 million for the nine months ended September 30, 2014, compared to the prior year period. The increase in gaming revenue was primarily a result of an increase in our share of the Columbus slot market between the two periods, as well as overall growth in the Columbus slot market.

Pari-Mutuel Commissions

        Pari-mutuel commissions for the nine months ended September 30, 2013 of $8.5 million represent a $0.5 million, or 5.3%, decrease compared to the prior year period.

        Pari-mutuel commissions at Mountaineer decreased by $0.5 million, or 10.4%, to $3.9 million for the nine months ended September 30, 2014, compared to prior year. The decrease is due to a reduction in the number of races related to weather conditions during 2014 and a reduction in the number of races per live race day, and to a lesser extent, an overall decline in import and export simulcast handle from depressed racing conditions nationwide. According to Equibase, national wagering on races has decreased by 2.53% for the nine months ended September 30, 2014, compared to the prior year period.

        Pari-mutuel commissions at Presque Isle Downs and Scioto Downs were relatively flat for the nine months ended September 30, 2014 compared to the prior year period.

Food and Beverage

        Revenue from our food and beverage operations for the nine months ended September 30, 2014 of $26.6 million represents a $0.9 million, or 3.1%, decrease compared to the prior year period.

        Food and beverage revenue at Mountaineer decreased by $0.3 million, or 2.3%, to $10.7 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food and beverage revenue at Presque Isle Downs decreased by $0.5 million, or 6.0%, to $8.1 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food and beverage revenue at Scioto Downs decreased by $0.1 million, or 1.2%, to $7.8 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease was primarily attributable to changes in the promotional buffet offerings for certain card levels.

Hotel

        Revenue from hotel operations at Mountaineer for the nine months ended September 30, 2014 of $3.7 million represents a $0.4 million, or 10.0%, decrease compared to the prior year period. The decrease is primarily attributable to a decrease in ADR and RevPAR. Room inventory and room revenue decreased in 2014 compared to 2013 due to hotel renovations.

Other Revenues

        Other revenues for the nine months ended September 30, 2014 of $10.4 million represent a $0.8 million, or 8.4%, increase compared to the prior year period. The increase is comprised of a $0.5 million increase at Scioto Downs which is primarily attributed to increased entertainment revenue from an expanded summer concert series in 2014 and commissions earned from check cashing and ATM services, a $0.2 million increase at Mountaineer primarily attributed to increased convention center revenue, and $0.1 million increase at Presque Isle Downs mostly from retail sales.

Promotional Allowances

        Promotional allowances decreased by $0.6 million, or 3.8%, to $15.7 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease in promotional allowances is comprised of a decrease at Mountaineer and Presque Isle Downs of $0.4 million and $0.2 million, respectively. Decreases in promotional allowances over the prior year are due to changes in the promotional offerings of our frequent player program for certain card levels, as well as, a decrease in overall redemption as revenues have declined.

Operating Expenses

Gaming

        Gaming expense for the nine months ended September 30, 2014 of $199.0 million represents a $6.6 million, or 3.2%, decrease compared to the prior year period. The decrease of $6.6 million is comprised of a decrease in gaming taxes and assessments of $5.1 million and other gaming operating costs of $1.5 million.

        The decrease in gaming taxes during the third quarter of 2014 is consistent with the decrease in gaming revenues at Mountaineer and Presque Isle Downs. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes (excluding charges for other gaming assessment costs) as a percentage of gaming revenue increased to 52.2% for the nine months ended September 30, 2014, compared to 51.5% for the prior year period, primarily due to an increase in the effective tax rate at Presque Isle Downs and Scioto Downs of 1.2% and 1.7%, respectively. The increase of 1.2% in the effective tax rate at Presque Isle Downs to 57.4% for the nine months ended September 30, 2014 is largely due to impact of the fixed annual $10 million local share assessment to slot revenue on a smaller revenue base, as well as the forgiveness of the 1.5% administration fee on slot and table games for Pennsylvania gaming facilities due to budget surplus for two months during the second quarter of 2013. The increase of 1.7% in the effective tax rate at Scioto Downs to 44.3% is due the requirement, effective July 1, 2013, to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to the Ohio horsemen for racing purses increased by 1.5% to 10.5% of gross VLT revenue. Mountaineer's gaming taxes as a percentage of gaming revenue was 54.4% for the three months ended September 30, 2014 compared to 54.3% in the prior year period.

        Other gaming operating costs decreased by $1.5 million to $22.9 million for the nine months ended September 30, 2014 compared to the prior year period, primarily due to the reduction of compensation related costs at all of our properties as well as a reduction of slot lease expense at Presque Isle Downs.

Pari-Mutuel

        Pari-mutuel expense increased by $48,000, or 0.6%, to $8.6 million for the nine months ended September 30, 2014, compared to the prior year period. The increase is primarily attributable to an increase in compensation related costs at Scioto Downs as a result of a greater number of live race days during the year compared to the prior year period. The increase at Scioto Downs was offset by a decrease in expenses at Mountaineer primarily attributable to due to a reduction in the number of races related to weather conditions during 2014 and a reduction in the number of races per live race day compared to the prior year period.

Food and Beverage

        Food and beverage expense increased by $0.3 million, or 1.2%, to $22.3 million for the nine months ended September 30, 2013, compared to the prior year period. Our gross profit margin decreased to 16.3% for the nine months ended September 30, 2014 from 19.9% in the prior year period. The overall gross profit margin percentage decline was primarily related to our Mountaineer and Presque Isle Downs facility due to increased food and compensation costs related to the buffet that was renovated during the fourth quarter of 2014, coupled with a decline in food and beverage revenue due to a reduction in patron traffic. Our Mountaineer and Scioto Downs facilities reported increased gross profit margins over the prior year period due to food and compensation related costs declining in excess of revenue declines.

Hotel

        Expense from the hotel operations at Mountaineer for the nine months ended September 30, 2014 of $2.2 million represents a $0.1 million, or 4.6%, decrease compared to the prior year period. The decrease is primarily attributable to a decrease in room inventory during 2014 compared to 2013 due to hotel renovations.

Other

        Other expense of $6.2 million for the nine months ended September 30, 2014 represents a $0.1 million, or 1.6%, decrease compared to the prior year period. The decrease is primarily due to a reduction in entertainment costs at Presque Isle Downs and Mountaineer, a decrease in valet parking expenses at Presque Isle Downs, and a decrease in golf course operating expenses at Mountaineer. The decreases were offset by an increase in entertainment costs at Scioto Downs and an increase in retail expenses at Presque Isle Downs.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.5 million, or 4.4%, to $11.4 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease was primarily due to a decrease of $1.1 million at Presque Isle Downs related to a reduction in the redemption of certain promotional offerings from reduced patron volume, reduced advertising costs in response to managing costs on declining revenue and a reduction in the cost of complimentary soft drinks provided in our self-serve beverage stations. In addition, we saw a decrease of $0.4 million at our corporate office as a result of the departure of our Chief Marketing Officer in January 2014; partially offset by an increase at Mountaineer and Scioto Downs of $0.5 million and $0.4 million, respectively, primarily attributed to increased promotions and advertising expense during 2014.

General and Administrative

        General and administrative expense increased by $2.5 million, or 5.2%, to $49.8 million for the nine months ended September 30, 2014, compared to the period year period. Significant factors contributing to the increase in general and administrative expense, as compared to the prior year period, were:

  •
  an increase in long term incentive compensation of $1.3 million. In connection with the Mergers, any unvested RSUs, Stock Options, and Performance awards granted pursuant to the 2010 Plan vested upon the Acquisition Date;

  •
  an increase in severance costs of $2.1 primarily due to the departure of certain executive offers at our corporate office and key employees at our properties in January 2014 and the departure of our Chief Financial Officer in September 2014;

  •
  an increase in repairs and maintenance costs of $0.4 million attributable to the first quarter of 2014 harsh weather conditions and aging maintenance equipment;

  •
  an increase in legal costs and insurance related claims of $0.2 million; offset by

  •
  a decrease in direct and incentive compensation and related benefits of $0.6 due to continued cost containment measures and the departure of certain executive offers at our corporate office and key employees at our properties in January 2014 and our former Chief Executive Officer in May 2013;

  •
  a decrease in consulting and general operating expenses of $0.9 million due to cost containment efforts as operating results declined.

Strategic transaction costs

        As a result of the strategic business combination with Eldorado entered into on September 9, 2013, we incurred costs of $8.2 million and $2.7 million during the nine months ended September 30, 2014 and 2013, respectively. These costs were comprised primarily of legal, financial advisory, accounting and consulting costs.

Depreciation and amortization

        Depreciation expense increased by $0.7 million, or 3.2%, to $23.5 million for the nine months ended September 30, 2014 compared to the prior year period. The increase was primarily attributable to an increase at Presque Isle Downs and Mountaineer of $0.4 million and $0.3 million, respectively, due to an increase in capital expenditures placed in service during 2013. During 2013, the additions at Presque Isle Downs primarily included new slot machines and the construction of barns, while the additions at Mountaineer primarily included new slot machines and casino renovations.

Interest Expense, net

        Interest expense, net decreased by $0.5 million, or 1.0%, to $51.6 million for the nine months ended September 30, 2014, compared to the prior year period. The decrease was attributable to the fair value accounting in connection with the Mergers. The long term debt assumed on the Acquisition Date was fair valued based on quoted market prices, resulting in the elimination of deferred financing costs and the amortization of a premium on the fair value adjustment during the Successor period.

Income Taxes

        The income tax provision results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets. During the nine months ended September 30, 2014, our tax expense was $4.1 million. The nine months ended September 30, 2014 provision reflects the recording of additional naked credit amortization in the amount of $3.4 million and a local income tax provision of $0.9 million. For the nine months ended September 30, 2013, our tax expense was $2.3 million. The nine months ended September 30, 2013 provision reflects the recording of additional naked credit amortization in the amount of $2.6 million and a local income tax provision of $0.3 million. Additionally, during the nine months ended September 30, 2013, the Company released unrecognized tax benefits of $0.6 million, which included $0.2 million of accrued interest, as a result of the lapse in the statute of limitations for the original tax return years and subsequent loss carryback periods.

Adjusted EBITDA

        Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, project opening costs, strategic transaction costs, loss (gain) on debt modification and extinguishment and equity in loss on unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property for the Successor and Predecessor Periods compared to the three months ended September 30, 2014 , in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(c)
	Period from September 19 to September 30	Period from July 1 to September 18	Three Months ended September 30	Three Months ended September 30
	2014	2014	2014	2013
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$6,106	$43,973	$50,079	$50,606
Presque Isle Downs & Casino	4,927	34,502	39,429	42,038
Scioto Downs	5,278	33,674	38,952	36,219
Corporate	—	—	—	—

Net revenues	$16,311	$112,149	$128,460	$128,863

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$1,032	$8,114	$9,146	$9,682
Presque Isle Downs & Casino	344	5,413	5,757	6,199
Scioto Downs	1,615	11,187	12,802	11,641
Corporate expenses	(799)	(3,762)	(4,561)	(2,282)

Consolidated Adjusted EBITDA	$2,192	$20,952	$23,144	$25,240

Mountaineer Casino, Racetrack & Resort:
Net income	$508	$5,756	$6,264	$7,452
Interest income	—	—	—	—
(Benefit) provision for income taxes	(60)	413	353	—
Depreciation and amortization	585	1,970	$2,555	2,251
Gain on the sale or disposal of property	(1)	(25)	(26)	(21)

Adjusted EBITDA	$1,032	$8,114	$9,146	$9,682

Presque Isle Downs & Casino:
Net (loss) income	$(879)	$2,175	$1,296	$3,373
Interest income	—	(1)	(1)	(1)
Provision for income taxes	676	1,273	1,949	621
Depreciation and amortization	453	1,803	2,256	2,040
Other regulatory gaming assessments	94	—	94	(16)
Loss on the sale or disposal of property	—	163	163	182

Adjusted EBITDA	$344	$5,413	$5,757	$6,199

Scioto Downs:
Net income	$349	$7,777	$8,126	$7,942
Interest expense	18	1	19	22
Provision for income taxes	769	447	1,216	287
Depreciation and amortization	479	2,961	3,440	3,390
Loss on disposal of property	—	1	1	—

Adjusted EBITDA	$1,615	$11,187	$12,802	$11,641

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(c)
	Period from September 19 to September 30	Period from July 1 to September 18	Three Months ended September 30	Three Months ended September 30

	2014	2014	2014	2013

Corporate:
Net loss	$(3,135)	$(24,095)	$(27,230)	$(22,396)
Interest expense, net of interest income	1,794	15,055	16,849	17,368
(Benefit) provision for income taxes	(78)	(1,446)	(1,524)	13
Depreciation	1	8	9	10
Loss on the sale or disposal of property	1	—	1	—
Strategic transaction costs	618	6,716	7,334	2,723

Adjusted EBITDA	$(799)	$(3,762)	$(4,561)	$(2,282)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(3,157)	$(8,387)	$(11,544)	$(3,629)
Interest expense, net of interest income	1,812	15,055	16,867	17,389
Provision for income taxes	1,307	687	1,994	921
Depreciation and amortization	1,518	6,742	8,260	7,691
Other regulatory gaming assessments	94	—	94	(16)
Loss on the sale or disposal of property	—	139	139	161
Strategic transaction costs	618	6,716	7,334	2,723

Consolidated Adjusted EBITDA	$2,192	$20,952	$23,144	$25,240

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property for the Successor and Predecessor Periods compared to the nine months ended September 30, 2014, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(c)

	Period from September 19 to September 30	Period from January 1 to September 18
			Nine Months ended September 30	Nine Months ended September 30

	2014	2014	2014	2013

Net Revenues:
Mountaineer Casino, Racetrack & Resort	$6,106	$138,685	$144,791	$151,507
Presque Isle Downs & Casino	4,927	105,319	110,246	121,706
Scioto Downs	5,278	107,873	113,151	109,754
Corporate	—	—	—	—

Net revenues	$16,311	$351,877	$368,188	$382,967

Adjusted EBITDA from continuing operations:
Mountaineer Casino, Racetrack & Resort	$1,032	$24,140	$25,172	$27,858
Presque Isle Downs & Casino	344	15,401	15,745	19,857
Scioto Downs	1,615	36,179	37,794	37,218
Corporate expenses	(799)	(8,715)	(9,514)	(7,258)

Consolidated Adjusted EBITDA	$2,192	$67,005	$69,197	$77,675

Mountaineer Casino, Racetrack & Resort:
Net income	$508	$17,234	$17,742	$21,210
Interest income	—	—	—	(2)
(Benefit) provision for income taxes	(60)	413	353	—
Depreciation and amortization	585	6,527	7,112	6,701
Gain on the sale or disposal of property	(1)	(34)	(35)	(51)

Adjusted EBITDA	$1,032	$24,140	$25,172	$27,858

Presque Isle Downs & Casino:
Net (loss) income	$(879)	$6,700	$5,821	$12,294
Interest income	—	(2)	(2)	(2)
Provision for income taxes	676	2,514	3,190	1,862
Depreciation and amortization	453	5,898	6,351	5,863
Other regulatory gaming assessments	94	83	177	(279)
Loss on the sale or disposal of property	—	208	208	119

Adjusted EBITDA	$344	$15,401	$15,745	$19,857

Scioto Downs:
Net income	$349	$24,997	$25,346	$25,968
Interest expense	18	38	56	61
Provision for income taxes	769	1,356	2,125	997
Depreciation and amortization	479	9,779	10,258	10,192
Loss on disposal of property	—	9	9	—

Adjusted EBITDA	$1,615	$36,179	$37,794	$37,218

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(c)

	Period from September 19 to September 30	Period from January 1 to September 18
			Nine Months ended September 30	Nine Months ended September 30

	2014	2014	2014	2013

Corporate:
Net loss	$(3,135)	$(64,713)	$(67,848)	$(61,501)
Interest expense, net of interest income	1,794	49,796	51,590	52,093
Benefit for income taxes	(78)	(1,446)	(1,524)	(599)
Depreciation	1	27	28	—
Loss on the sale or disposal of property	1	1	2	26
Strategic transaction costs	618	7,620	8,238	2,723

Adjusted EBITDA	$(799)	$(8,715)	$(9,514)	$(7,258)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(3,157)	$(15,782)	$(18,939)	$(2,029)
Interest expense, net of interest income	1,812	49,832	51,644	52,150
Provision for income taxes	1,307	2,837	4,144	2,260
Depreciation and amortization	1,518	22,231	23,749	22,782
Other regulatory gaming assessments	94	83	177	(279)
Loss on the sale or disposal of property	—	184	184	68
Strategic transaction costs	618	7,620	8,238	2,723

Consolidated Adjusted EBITDA	$2,192	$67,005	$69,197	$77,675

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At September 30, 2014, our cash and cash equivalents, excluding restricted cash, totaled $62.6 million. As of September 30, 2014, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $2.2 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At September 30, 2014, we had total debt in the aggregate principal amount of $624.5 million, net of premiums, all of which was secured, and cash collateralized letters of credit of approximately $1.1 million. At September 30, 2014, there were no borrowings under the $20 million senior secured revolving credit facility.

        We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes and any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

        We cannot assure you that estimates of our liquidity needs are accurate or that any new business developments or other unforeseen events will not occur. If any of these events occur, it may require additional liquidity to continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, capital contributions from the proceeds of equity offerings by ERI or a combination of potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us or available to us on terms which are acceptable, at such time.

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table (unaudited, in thousands):

	Successor	Predecessor
	Period from September 19 to September 30	Period from January 1 to September 18
			Nine Months Ended September 30

	2014	2014	2013
Cash flow summary
Net cash provided by (used in) operating activities	$7,464	$(10,048)	$7,579
Net cash provided by (used in) investing activities	1,576	(6,919)	(36,950)
Net cash (used in) provided by financing activities	—	(29,604)	333

Net increase (decrease) in cash and cash equivalents	$9,040	$(46,571)	$(29,038)

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $7.5 million during the Successor period and net cash used in operating activities approximated $10.0 during the Predecessor period, compared to net cash provided by operating activities of $7.6 million during the nine months ended September 30, 2013. Current period non-cash expenses included in operating activities of $31.9 million consist primarily of $26.0 million of depreciation and amortization. In 2013, non-cash expenses of $29.1 million included depreciation and amortization of $25.6 million. Additionally, net cash used in operating activities included changes in operating assets and liabilities of approximately $15.1 million and $19.5 million during the nine months ended September 30, 2014 and 2013, respectively.

Investing Cash Flow

        Net cash provided by investing activities was $1.6 million during the Successor period and net cash used in investing activities was $6.9 million during the Predecessor period, compared to net cash used in investing activities of $37.0 million during the nine months ended September 30, 2013. During the Successor period, net cash used in investing activities comprised primarily of a decrease in restricted cash of $1.9 million due to a decrease in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, offset by capital expenditures of $0.3 million. During the Predecessor period, net cash used in investing activities comprised primarily of capital expenditures (net of reimbursements) of $10.6 million, an increase in deposits and other of $0.4 million, offset by a decrease in restricted cash of $4.1 million due to a decrease in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs. During the nine months ended September 30, 2013, net cash used in investing activities was $37.0 million, comprised primarily of the $25.0 million payment of the Ohio VLT license fee and capital expenditures (net of reimbursements) of $12.1 million, offset by proceeds from the sale of property and equipment of $0.2 million.

Financing Cash Flow

        No cash was provided by or used in financing activities during the Successor period. Cash used in financing activities during the Predecessor period was $29.6 million, compared to $0.3 million cash provided by financing activities during the nine months ended September 30, 2013. Cash provided by financing activities during the Predecessor period comprised of $30.0 million due to repurchasing shares of MTR common stock in connection with the Mergers, $0.4 million for the purchase and retirement of treasury stock, partially offset by $0.8 million in proceeds from the exercise of stock options. Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2013, comprised of $0.5 million in proceeds from the exercise of stock options, partially offset by $0.2 million due to the purchase and retirement of treasury stock.

Capital Expenditures

        During the nine months ended September 30, 2014, additions to property and equipment and other capital projects aggregated $10.9 million, net of reimbursements, which included $4.3 million for hotel renovations at Mountaineer; $4.1 million for new slot machines and conversions primarily at Mountaineer and Presque Isle Downs; $0.3 million in grandstand clubhouse renovations at Scioto Downs; and other maintenance related expenditures of $2.1 million between all of our properties. The renovations to the hotel at Mountaineer were completed during October 2014.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the nine months ended September 30, 2014, Mountaineer was reimbursed $0.6 million on qualified capital expenditures. As of September 30, 2014, Mountaineer remains eligible for approximately $3.7 million under annual modernization fund grants that expire in varying dates through June 30, 2016. Additionally, we have received notification from the West Virginia Lottery Commission that Mountaineer is eligible for another estimated $3.6 million of reimbursement from the modernization fund, which will be effective for the period July 1, 2014 through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of approximately $3.9 million, exclusive of $3.0 million that has been allotted for potential development at Scioto Downs, or $0.5 million after anticipated reimbursements from West Virginia, on capital expenditures during the remainder of 2014.

Debt

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the Credit Facility will be, at the Company's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at September 30, 2014.

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

        The Credit Facility contains a number of customary covenants and certain financial covenants, including (i) a maximum leverage ratio of 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015 and 7.00:1.00 for fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter and (ii) a minimum interest coverage ratio of 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter and (iii) a minimum consolidated EBITDA requirement of $80.0 million for the four quarters ending on September 2014 and thereafter. Capital expenditures are also limited to $25.0 million per annum, with carryover provisions (as defined), throughout the term of the Credit Facility.

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

        The Credit Facility contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. The Credit Facility also contains certain financial covenants, including maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of September 30, 2014, the Company was in compliance with the required covenants.

        In October 2014, the Company repurchased $10 million in aggregate principle amount of our 11.25% Senior Secured Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes, which approximated their carrying value as of September 30, 2014. The repurchase resulted in a $1.2 million annual savings in interest expense.

        After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the Notes approximates $64.5 million. Additionally, annual amortization of the premium on the Notes approximates $10.9 million.

Contractual Obligations

        There have been no material changes during the nine months ended September 30, 2014 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2014 is $5.1 million. The Company paid approximately $0.3 million during the nine months ended September 30, 2014.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 10 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that there have been no material changes since December 31, 2013. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods, except as discussed below.

  Business Combinations

        We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisition. It requires us to recognize, the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement, period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

        Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimate of intangible assets, which include gaming licenses, trade names and customer loyalty programs. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows are the primary assumption in the respective intangible valuations. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions are developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competitions. The primary assumptions with respect to our trade names and customer loyalty program intangibles are selecting the appropriate royalty rates and cost estimates for replacement cost analyses.

        In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance's or contingency's estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have material impact on our results of operations and financial position.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates", "believes", "projects", "plans", "intends", "expects", "might", "may", "estimates", "could", "should", "would", "will likely continue", and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and are based on assumptions that we believe are reasonable, there can be no assurance that these expectations, beliefs and projections will be realized.

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

  •
  the ability to realize expense reductions and operating efficiencies, including reductions and efficiencies resulting from the Mergers;

  •
  our ability to integrate with Eldorado and realize the benefit of the Mergers;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. However, with the issuance of the Notes on August 1, 2011, our exposure to interest rate changes will be limited to amounts which may be outstanding under our Credit Facility. There were no amounts outstanding under our Credit Facility as of September 30, 2014. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in our Annual Report on Form 10-K for the year ended December 31, 2013).

        Assuming that the entire amount of borrowings permitted under the Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

        At September 30, 2014, the fair value of amounts outstanding under our Credit Facility and other long-term debt approximates the carrying value, except for our Notes, for which the fair value was determined based upon Level 2 inputs (as defined by ASC 820, Fair Value Measurements and Disclosures) including quoted market prices and bond terms and conditions. The aggregate fair value of the Notes was $624.5 million at September 30, 2014.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        In Re: MTR Gaming Group, Inc. Stockholder Litigation.    In connection with the Mergers, three putative class action lawsuits were filed by purported stockholders of the Company challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. The first case was filed on September 23, 2013 and is captioned Harris v. MTR Gaming Group,  Inc., et al., Case No. 8937-VCG (the "Harris Case"); the second case was filed on September 27, 2013 and is captioned Julian v. MTR Gaming Group, Inc., et al., Case No. 8950-VCG (the "Julian Case"); and the third case was filed on October 14, 2013 and is captioned Morse v. MTR Gaming, Inc., et al., Case No. 9001 (the "Morse Case"). All three cases have been consolidated into In Re: MTR Gaming Group, Inc. Stockholder Litigation Consol. C.A.No. 8937—VCP. This consolidated case, which purported to be brought as class actions on behalf of all of the Company's stockholders, excluding the members of the board of directors, alleged, among other things, that the consideration to be received by the MTR stockholders in connection with the Mergers was inadequate and that the MTR's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. The complaint in the Harris Case also alleges that MTR and the Company aided and abetted the alleged breaches by MTR's directors. The complaints in the Julian and Morse Cases allege that MTR, NewCo, Merger Sub A, Merger Sub B, HoldCo, Gary Carano, Thomas Reeg and Robert T. Jones aided and abetted the alleged breaches by MTR's directors. On August 25, September 17, and October 9, 2014 Plaintiffs separately moved to voluntarily dismiss their claims.

        State ex rel. Walgate v. Kasich; Case No. 11 CV 10 13126; Court of Common Pleas of Franklin County, Ohio.    On October 21, 2011, a complaint was filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casinos, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casinos in Ohio. Scioto Downs, in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, filed a motion to intervene on February 2, 2012. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a notice of Appeal to the Ohio Supreme Court. On July 24, 2013 The Ohio Supreme Court granted allocatur, agreeing to hear this matter upon the outcome of another case with comparable legal issues that was before the court. On June 10, 2014, the Ohio Supreme Court affirmed the dismissal of the appeal of the matter involving the comparable legal issues. In light of the decision on the comparable matter, Scioto Downs and the other parties, on July 2, 2014, filed a joint motion to dismiss the appeal of this matter, which is still pending before the Court.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 16 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013, and the registration statement on Form S-4 filed by Eclair Holdings Company and available on the Securities and Exchange Commission's website (www.sec.gov). Other than changes resulting from the consummation of the Mergers, which eliminated the risks related to the possibility that the Mergers would not be consummated, there were no material changes to those risk factors during the nine months ended September 30, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        In connection with the consummation of the Mergers, MTR's certificate of incorporation and bylaws were amended and restated on September 19, 2014. Copies of the amended and restated certificate of incorporation and bylaws are attached hereto as Exhibit 3.1 and 3.2.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of MTR Gaming Group, Inc.	Filed herewith.
3.2	Amended and Restated Bylaws of MTR Gaming Group, Inc.	Filed herewith.
31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Robert M. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350	Filed herewith.
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2014	MTR GAMING GROUP, INC.
	By:	/s/ GARY L. CARANO Gary L. Carano CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
	By:	/s/ ROBERT M. JONES Robert M. Jones EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of MTR Gaming Group, Inc.	Filed herewith.
3.2	Amended and Restated Bylaws of MTR Gaming Group, Inc.	Filed herewith.
31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Robert M. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350	Filed herewith.
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document