Form 10-K
period 2014-12-31
MTR GAMING GROUP INC
filed 2015-03-16
CIK 834162

Use these links to rapidly review the document

Part IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF MTR GAMING GROUP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second quarter:

         All of the registrant's equity securities are held by Eldorado Resorts, Inc. As a result, none of the voting or non-voting common equity of the registrant is held by non-affiliates or of the registrant. There is no public market for any class of common equity of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of December 31, 2014, was 1,000 shares.

MTR GAMING GROUP, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2014

		Page
	Summary Financial Results	29
	Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the Years Ended December 31, 2014, 2013 and 2012	39
	Liquidity and Sources of Capital	41
	Cash Flow	42
	Capital Expenditures	43
	Contractual Obligations	45
	Inflation	46
	Other Liquidity Matters	46
	Critical Accounting Policies	46
	Recently Issued Accounting Pronouncements	51
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A	Controls and Procedures	52
Item 9B	Other Information	53
Part III		54
Item 10.	Directors, Executive Officers and Corporate Governance	54
Item 11.	Executive Compensation	54
Item 12.	Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships, Related Transactions and Director Independence	54
Item 14.	Principal Accounting Fees and Services	54
Part IV		55
Item 15.	Financial Statement Schedules	55
SIGNATURES		56
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF MTR Gaming Group, Inc.		F-1

PART I

Item 1.    Business.

Overview

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

Merger with Eldorado HoldCo LLC

        In September 2013, the Company entered into a merger agreement to facilitate a business combination with Eldorado HoldCo LLC, a Nevada limited liability company ("Eldorado"), and formed several entities to facilitate the merger: Eclair Holdings Company, a Nevada corporation and wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a Delaware corporation and wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a Nevada limited liability company and wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations for fiscal year 2013.

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

        The Mergers were accounted for as a reverse acquisition of the Company by Eldorado under accounting principles generally accepted in the United States. Under the acquisition method of accounting, Eldorado is treated as the accounting acquirer and the Company is treated as the legal acquirer, resulting in the Company applying fair value accounting to its assets and liabilities as of the Acquisition Date. In accordance with U.S. GAAP, we have separated our historical financial results for the Successor period and the Predecessor period. To facilitate discussion of our operating performance compared to the prior year period, the Company presents certain financial information for the Successor and Predecessor periods on an aggregated basis for the year ended December 31, 2014 including the effects of purchase accounting. We believe that the aggregated results are useful to investors to assist in their evaluation of our results for the year ended December 31, 2014 compared to the prior year periods. The aggregated financial information does not comply with U.S. GAAP and should not be considered an alternative to net income or cash flow from operations, as determined in accordance with U.S. GAAP.

Properties

        As of December 31, 2014, we own 237,700 square feet of casino space, containing 5,968 slot/video lottery terminals ("VLT"), 97 table games, and 354 hotel rooms.

        For financial reporting purposes, we view each property as an operating segment and all operating segments have been aggregated into one reportable segment.

  Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Mountaineer is a diverse gaming, entertainment and convention complex with:

  •
  93,300 square feet of gaming space housing approximately 2,098 slot machines, 39 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

  •
  354 hotel rooms, including a 256-room, 219,000 square foot Grande Hotel at Mountaineer, 29 suites, a full-service spa and salon, a retail plaza and indoor and outdoor swimming pools;

  •
  12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

  •
  live thoroughbred horse racing conducted from March through December on a one-mile dirt surface or a 7/8 mile grass surface with an expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 3,570 patrons;

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

Mountaineer's dining venues include the following:

  •
  Big Al's, is a 24-hour-a-day operation that offers Starbucks coffee products, pastries, sandwiches, pizza and ice cream;

  •
  The Riverfront Buffet, with a seating capacity of approximately 250, offers a variety of cuisines, including American, Italian, Comfort and Seafood Stations along with a pizza station, carving station, salad bar, and dessert station;

  •
  The Gatsby, with a seating capacity of 144, featuring breakfast, lunch, and dinner, offers casual dining, a variety of Comfort and Italian foods and daily specials;

  •
  Mahogany Sports Bar, a sports bar that offers casual American cuisine and a variety of seasonal beverages;

  •
  La Bonne Vie, "The Good Life," is a fine dining experience with a seating capacity of approximately 62, offering in house cut CAB steaks and seafood with an extensive wine list and fine weekly specials;

  •
  Vickar's, located trackside, offering a variety of concession items;

  •
  Mountaineer Club, located trackside, is a tiered dining room overlooking the racetrack offering a buffet at a great price with most dining tables having a closed-circuit television monitor.

Presque Isle Downs & Casino

        Presque Isle Downs opened for business in 2007 and commenced table gaming operations in 2010. Presque Isle Downs is situated along Interstate 90 at the midway point between Cleveland, Ohio and Buffalo, New York in Erie, Pennsylvania. With visibility and ease of access from I-90, Presque Isle Downs attracts guests from the tri-state region. Presque Isle Downs offers slots, table games, live racing, year-round simulcast racing, a variety of dining options, and live entertainment.

        The 153,400 square foot facility consists of:

  •
  61,400 square feet of gaming space housing approximately 1,720 slot machines, 37 casino table games and a 9 table poker room, which began operating on October 3, 2011;live thoroughbred horse racing conducted from May through September on a one-mile track with a state-of-the-art one mile synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

  •
  on-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast; and

  •
  surface parking for approximately 3,200 cars.

Presque Isle Downs' dining venues include the following:

  •
  Backstretch Buffet, with a seating capacity of approximately 250, offers a variety of dining options, including Chinese, Mexican, American (or comfort food selections), Italian, a pizza station along with salad bar and dessert station;

  •
  The Downs Clubhouse & Lounge, with a seating capacity of approximately 300, is located on the second floor of the casino overlooking a state of the art thoroughbred race track offering a casual dining experience with menu options primarily focusing. around providing casual American cuisine;

  •
  La Bonne Vie, with a seating capacity of approximately 75, is a French inspired traditional steakhouse with an intimate setting, offering a fresh selection of steak and seafood;

  •
  The INCafé, is a 24-hour-a-day "snack shop" restaurant featuring breakfast, lunch and dinner;

  •
  ScoopIN', offers a variety of locally sourced ice cream;

  •
  Concessions, an outdoor venue open during live racing season that is also used to service outdoor concerts on the property.

Scioto Downs

        Scioto Downs is located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. Columbus is the largest metropolitan area within the state of Ohio with a population of approximately 0.8 million and a greater metropolitan area of approximately 1.8 million within 60 miles of downtown.

        Scioto Downs ran its first Standardbred horse race in 1959 and became the first "racino" operation in Ohio when it commenced VLT operations on June 1, 2012 with a new 132,000 square foot gaming facility. The new gaming facility was designed to integrate with the iconic and instantly recognizable racing structures; blending architectural features to ensure a fluid seamless look.

        Scioto Downs currently offers:

  •
  83,000 square feet of gaming space housing approximately 2,150 VLTs, including a 3,200 square foot outdoor gaming patio;

  •
  6 full service bars, including the 120 seat lounge atmosphere of the Veil Bar, a lounge which offers live entertainment 3 nights a week, the High Limit Bar, a sports bar which includes 8 big screen TV's with state of the art audio, and smaller, supporting bars within our racing operations facilities;

  •
  A racing Grandstand and apron area with concessions stands that accommodate over 2,600 patrons for live racing as well as the Summer Concert series, featuring national acts.

  •
  On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks and export wagering on Scioto Downs' races at over 800 sites to which our races are simulcast; and

  •
  Surface parking for approximately 3,500 cars.

Scioto Downs dining venues include the following:

  •
  The Grove Buffet, with a seating capacity of approximately 273, featuring a variety of cuisines including American, Italian, Chinese, Mexican, a pizza station, salad bar and dessert station;

  •
  The DASH Café, with a seating capacity of approximately 120, a 24-hour-a-day café style restaurant featuring standard fare and grilled foods;

  •
  The Clubhouse, with a seating capacity of 500, our main racing dining venue featuring steaks, local favorite dishes, salads and desserts;

  •
  Scioto Scoops, offers a variety of ice cream and milkshakes available throughout the year; and

  •
  The Penthouse, sandwich and snack bar catering to our Simulcasting enthusiasts

Competition

        We face substantial competition in each of the markets in which our facilities are located. See "Item 1A. Risk Factors—Risks Related to Our Business—We face substantial competition in the hotel and casino industry and expect that such competition will continue" which is included elsewhere in this report.

        Mountaineer, Presque Isle Downs and Scioto Downs primarily compete with gaming facilities located in West Virginia, Ohio and Pennsylvania, including, to a certain extent, each other, and gaming locations located in neighboring states including New York, Indiana and Michigan. In particular, Mountaineer (and to a lesser extent Presque Isle Downs) competes with other gaming facilities located in Pennsylvania, including The Rivers Casino located in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack and Casino located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer. An additional license has been granted for a casino to be located in Lawrence County Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that have recently commenced operations, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

        Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2014, there were a total of approximately 700 LVL's in bars and fraternal organizations in Hancock county, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.

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

        Our racing and pari-mutuel operations at Mountaineer and, to a lesser extent, Presque Isle Downs compete directly for wagering dollars with racing and pari-mutuel operations at a variety of other horse and greyhound racetracks that conduct pari-mutuel gaming, including Wheeling Island Casino, in Wheeling, West Virginia; ThistleDown and Northfield Park, in Cleveland, Ohio; Beulah Park, in Austintown Ohio, and The Meadows Racetrack & Casino, in Washington, Pennsylvania. Wheeling Island Casino conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both ThistleDown and Northfield Park conduct pari-mutuel horse racing, with video lottery gaming which commenced in 2013. Beulah Park, which was relocated from Columbus, Ohio to Austintown, Ohio in 2014, conducts pari-mutuel wagering, simulcasting and video lottery gaming. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer (and to a lesser extent, Presque Isle Downs) also will compete with Valley View Downs in Lawrence County, Pennsylvania, if it is constructed and opened. Mountaineer, Presque Isle Downs and Scioto Downs also compete for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and compete with other racetracks for participation by quality racehorses.

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

Governmental Gaming Regulations

        The gaming and racing industries are highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. These laws, rules and regulations generally concern the responsibility, financial stability and characters of the owners, managers, and persons with financial interests in the gaming operations. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in legislatures of jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

        Some jurisdictions, including those in which we are licensed, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

        Under provisions of gaming laws in jurisdictions in which we have operations, and under our organizational documents, certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, we may be required to repurchase the securities. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K.

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

Taxation

        Gaming companies are typically subject to significant taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.

Internal Revenue Service Regulations

        The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department ("FINCEN") and the Nevada Gaming Authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. In addition to currency transaction reporting requirements, suspicious financial activity is also required to be reported to FINCEN.

Other Laws and Regulations

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

        The sale of alcoholic beverages is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

Intellectual Property

        We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have all the licenses necessary to conduct our continuing operations. We have registered several service marks, trademarks, patents and copyrights with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to conduct our business. We also own patents relating to unique casino games. We file copyright applications to protect our creative artworks, which are often featured in property branding, as well as our distinctive website content.

Environmental Matters

        We are subject to various federal, state and local environmental, health and safety laws and regulations, including those relating to the use, storage, discharge, emission and disposal of hazardous materials and solid, animal and hazardous wastes and exposure to hazardous materials. Such laws and regulations can impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, we could also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination or exposure to hazardous materials, and could be subject to significant fines or penalties for any violations. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos-containing materials or other hazardous conditions found in or on our properties. Although we have incurred, and expect that we will continue to incur, costs related to the investigation, identification and remediation of hazardous materials or conditions known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

Employees

        As of December 31, 2014, we had approximately 2,600 employees. As of such date, we have four collective bargaining agreements covering approximately 500 employees.

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates," "believes," "projects," "plans," "intends," "expects," "might," "may," "estimates," "could," "should," "would," "will likely continue," and variations of such words or similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized. There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Other factors beyond those listed below could also adversely affect us. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  Our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;

  •
  We may not be able to refinance our substantial outstanding indebtedness on terms that are satisfactory to us, or at all;

  •
  Restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;

  •
  Our facilities operate in very competitive environments and we face increasing competition;

  •
  Our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;

  •
  Our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;

  •
  Increases in gaming taxes and fees in jurisdictions in which we operate;

  •
  Risks relating to pending claims or future claims that may be brought against us;

  •
  Changes in interest rates and capital and credit markets;

  •
  Our ability to comply with certain covenants in our debt documents;

  •
  The effect of disruptions to our information technology and other systems and infrastructure;

  •
  Construction factors relating to maintenance and expansion of operations;

  •
  Our ability to attract and retain customers;

  •
  Weather or road conditions limiting access to our properties;

  •
  The effect of war, terrorist activity, natural disasters and other catastrophic events;

  •
  The intense competition to attract and retain management and key employees in the gaming industry; and

  •
  Other factors set forth under "Item 1A. Risk Factors."

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

        You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Available Information

        We file annual and quarterly reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy, at prescribed rates, any document we have filed at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

        We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our parent company website (www.eldoradoresorts.com) as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. References in this document to our website address do not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

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

Item 1A.    Risk Factors.

Risks Related to Our Capital Structure

We have significant indebtedness

        As a result of our existing outstanding secured notes, we have a significant amount of indebtedness. The contractual indebtedness of MTR as of December 31, 2014 is $560.7 million. Our senior secured second lien notes is secured by substantially all of our assets. This indebtedness may have important negative consequences for us, including:

  •
  limiting our ability to satisfy our obligations;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our flexibility in planning for, or reacting to, changes in its businesses and the markets in which we operates;

  •
  placing us at a competitive disadvantage compared to competitors that have less debt;

  •
  increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;

  •
  limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;

  •
  subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

  •
  limiting our ability to use operating cash flow in other areas of its business because we must dedicate a significant portion of these funds to make principal and/or interest payments on its outstanding debt;

  •
  causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us; and

  •
  affecting our ability to renew gaming and other licenses necessary to conduct our business.

        Our ability to make payments of the principal and interest on and refinance our indebtedness will depend on our future performance, our ability to generate cash flow and market conditions, each of which is subject to economic, financial, competitive and other factors beyond our control. Our business may be unable to continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow or contribute or distribute cash to finance our liquidity needs may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The failure to comply with the terms of our indebtedness could result in an event of default which, if not cured or waived, could have a material negative effect on us. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets, the credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in increased financing costs or a default on our debt obligations.

Our indenture contains, and future debt agreements may contain, covenants that could significantly restrict our operations

        The agreements governing our indebtedness contain, and any of our future debt agreements might contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions might affect our ability to operate our business, might limit our ability to take advantage of potential business opportunities as they arise and might adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

  •
  incur additional debt;

  •
  create liens or other encumbrances;

  •
  pay dividends or make other restricted payments;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  prepay subordinated indebtedness;

  •
  make investments, loans or other guarantees;

  •
  sell or otherwise dispose of a portion of our assets; or

  •
  make acquisitions or merge or consolidate with another entity.

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control

        Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:

  •
  our future operating performance;

  •
  general economic conditions;

  •
  competition; and

  •
  legislative and regulatory factors affecting our operations and business.

        Some of these factors are beyond our control. We cannot assure you that our businesses will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund our needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under our existing credit facilities and additional financings, our expansion, development, investment and renovation efforts will be jeopardized

        We intend to finance our current and future development, investment, renovation and expansion projects, as well as our other capital expenditures, primarily with cash flow from operations, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned development, investment, renovation and expansion projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners. These sources of funds may not be sufficient to finance our development, investment, renovation and expansion projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, the agreements governing our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

        Recently, there were significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets remain volatile.

        To the extent that cash flow from operations are not sufficient to fund our development, investment, renovation and expansion projects, we would be required to seek additional financing, which may not be available to us or, if available, may not be on terms favorable to us.

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economies may negatively impact our access to financing

        During recent years, a confluence of many factors has contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the common shares and notes issued by publicly owned companies. These factors include the availability and cost of credit, declining business and consumer confidence and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which could negatively impact our ability to access capital and financing (including financing necessary to refinance our existing indebtedness), on terms and at prices acceptable to us, that we would otherwise need in connection with the operation of our businesses.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness or significant deficiency in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, and cause us to fail to meet our reporting obligations, which could materially and adversely affect us.

Risks Related to Our Operations

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy

        Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, which have had, and may continue to have, a negative impact on our results of operations. Although gas prices have fallen recently, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices. The recent global, national and regional economic downturn, including the housing crisis, credit crisis, lower consumer confidence, and other related factors which impact discretionary consumer spending and other economic activities that have direct effects on our business, have resulted in a decline in the tourism industry that has adversely impacted their operations. We cannot be sure how long these factors will continue to impact our operations in the future or the extent of the impact.

We face substantial competition in the hotel and casino industry and expect that such competition will continue

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including land-based casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding West Virginia, Pennsylvania, or Ohio could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with state sponsored lotteries, on-and-off track pari-mutuel wagering, card clubs and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming could result in significant additional competition.

        Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As an example, an additional license has been granted for a casino to be located in Lawrence County Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that have recently commenced operations, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

        Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.

We may face integration difficulties and may be unable to integrate our business with Eldorado's business successfully or realize the anticipated benefits of the Merger

        The Merger involved the combination of two companies that previously operated as independent companies. MTR is now a wholly-owned subsidiary of ERI. We have devoted, and will continue to devote, significant management attention and resources to integrating the companies' business practices and operations. Potential difficulties we may encounter as part of the integration process include the following:

  •
  the inability to successfully combine our two businesses in a manner that permits us to achieve the full benefits anticipated to result from the Merger;

  •
  complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

  •
  potential unforeseen increased expenses associated with the Merger.

In addition, it is possible that the integration process could result in:

  •
  the diversion of the attention of management; and

  •
  the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

        any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Merger or otherwise adversely affect our business and financial results.

Our future results could suffer if we cannot effectively manage our expanded operations following the Merger

        Following the Merger, the size of the combined businesses is significantly larger than the previous size of either ERI's or MTR's business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

We expect to further incur substantial expenses related to the Merger and the integration of our businesses

        We have already incurred, and expect to incur further, substantial expenses in connection with the Merger and the integration of our businesses. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately.

We will be subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business

        The ownership and operation of casino gaming and horseracing facilities are subject to extensive federal, state, and local regulation, and regulatory authorities at the federal, state, and local levels have broad powers with respect to the licensing of gaming businesses and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines, and take other actions, each of which poses a significant risk to our business, financial condition, and results of operations. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

        Any of the West Virginia Alcohol Beverage Control Administration, the West Virginia Lottery Commission, the West Virginia Racing Commission, the Pennsylvania Gaming Control Board, the Pennsylvania Racing Commission, the Pennsylvania Liquor Control Board, the Ohio Lottery Commission, and the Ohio State Racing Commission (which we refer to collectively as the Gaming Authorities) may, in their discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of their respective jurisdictions. Further, the costs of any investigation conducted by any of the Gaming Authorities under these circumstances must be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any of the Gaming Authorities determines that a person is unsuitable to own our securities, then, under the applicable gaming or horse racing laws and regulations, we can be sanctioned, including the loss of their approvals, if, without the prior approval of the applicable Gaming Authority, we conduct certain business with the unsuitable person.

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

        Applicable gaming laws and regulations restrict our ability to issue securities, incur debt and undertake other financing activities. Such transactions would generally require approval of applicable Gaming Authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationships with that person, which could materially adversely affect our business.

        In addition, gaming companies are generally subject to significant revenue based taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

        For more information, see "Governmental Gaming Regulations" in Item 1.

Because we will be heavily dependent upon hotel/casino and related operations that are conducted in certain limited regions, we will be subject to greater risks than a company that is geographically or otherwise more diversified

        Our business is heavily dependent upon hotel/casino and related operations that are conducted in three discrete markets. As a result, we are still subject to a greater degree of risk than a gaming company that has greater geographical diversity. The risks to which we have a greater degree of exposure include the following:

  •
  local economic and competitive conditions;

  •
  inaccessibility due to weather conditions, road construction or closure of primary access routes;

  •
  changes in local and state governmental laws and regulations, including gaming laws and regulations;

  •
  natural and other disasters, including earthquakes and flooding;

  •
  a decline in the number of residents in or near, or visitors to, our operations; and

  •
  a decrease in gaming activities at any of our facilities.

        Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on our outstanding indebtedness.

We rely on our key personnel

        Our future success will depend upon, among other things, our ability to keep our senior executives and highly qualified employees. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. A sudden loss of or inability to replace key employees could have a material adverse effect on our business, financial condition and results of operation.

We may face difficulties in attracting and retaining qualified employees for our casinos and race tracks

        The operation of our business requires qualified executives, managers and skilled employees with gaming and horse racing industry experience and qualifications who are able to obtain the requisite licenses and approval from the applicable Gaming Authorities. While not currently the case, there has from time to time been a shortage of skilled labor in the regions of our casinos and race tracks. In addition to limitations that may otherwise exist in the supply of skilled labor, the continued expansion of gaming near our casinos and race tracks, may make it more difficult for us to attract qualified individuals. While we believe that we will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.

We depend on agreements with our horsemen and pari-mutuel clerks to operate our business

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

        If we fail to maintain operative agreements with the horsemen at any of our racetracks, we will not be permitted to conduct live racing and export and import simulcasting at the applicable racetrack. In addition, if we fail to maintain operative agreements with the horsemen at Mountaineer, Presque Isle Downs and Scioto Downs (including if we do not have in place the legally required proceeds agreement with the Mountaineer pari-mutuel clerks union), we will not be permitted to continue our gaming operations at those facilities. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits

        Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

Our operations will be subject to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities

        We are subject to various federal, state and local environmental, health and safety laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the use, storage, discharge, emission and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations are complex and frequently subject to change. In addition, our horseracing facilities are subject to laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos-containing materials or other hazardous conditions found in or on our properties. Moreover, violations can result in significant fines or penalties and, in some instances, interruption or cessation of operations.

        We are also subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from its property. The costs of investigation, remediation or removal of those substances may be substantial.

We are subject to risks relating to mechanical failure

        All of our facilities will generally be subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations could be damaged or halted due to extreme weather conditions.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition

        From time to time, we are named in lawsuits or other legal proceedings relating to our respective businesses. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security

        Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We may suffer losses for which we are not adequately insured

        Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. The lack of adequate insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business may cause us to incur impairments to indefinite lived intangible assets or long-lived assets

        We test indefinite-lived intangible assets for impairment annually or if a triggering event occurs and long-lived assets to be held and used whenever indicators of impairment exist. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results. Recoverability of long-lived assets is determined by comparing the net carrying amount to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets or market comparisons.

        Significant negative industry or economic trends, slower growth rates or lack of growth in our business or other disruptions to our business that impact estimates of our future cash flows may cause us to incur impairments to our indefinite-lived intangible assets or long-lived assets, which could be material.

Security concerns, terrorist attacks and other geopolitical events could have a material adverse effect on our future operations

        Security concerns, terrorist attacks and other geopolitical events can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and our business in particular. We cannot predict the extent to which any future security alerts, terrorist attacks or other geopolitical events might impact our business, results of operations or financial condition.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business,

        As of December 31, 2014, our facilities are located on property that we own, as follows:

  •
  Mountaineer is located on approximately 1,730 acres of land that we own in Chester, Hancock County, West Virginia. Included in the 1,730 acres of land is approximately 1,350 acres of land that are considered non-operating real properties that we intend to sell.

  •
  Presque Isle Downs & Casino is located on 272 acres of land that we own in Summit Township, Erie County, Pennsylvania.

  •
  Scioto Downs is located on 208 acres of land that we own in Columbus, Ohio.

  •
  In addition, we own two other parcels of land: a 213-acre site in McKean Township, Pennsylvania and an 11-acre site in Summit Township, Pennsylvania that formerly housed an off-track wagering facility. These two properties are considered non-operating real properties that we intend to sell.

        Substantially all of our assets are pledged to secure our outstanding indebtedness under various senior secured notes and credit obligations.

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

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania. On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler

Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated that the settlement will be concluded and the case voluntarily dismissed within sixty (60) days.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas Franklin County, Ohio. On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument is scheduled for June 23, 2015.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        On September 19, 2014, upon consummation of the Mergers, MTR became a wholly-owned subsidiary of ERI. As a result there is no longer a public trading market for MTR common stock.

Item 6.    Selected Financial Data.

        The following table sets forth summary consolidated financial and other data as of and for each of the five years ended December 31, 2014. The summary consolidated financial data have been derived from our audited consolidated financial statements of the Company, certain of which are included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein. All amounts are in thousands except per share data.

	Successor	Predecessor(8)
	September 19 to December 31, 2014	January 1 to September 18, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012(1)	Year Ended December 31, 2011	Year Ended December 31, 2010(2)

Statement of Operations Data(7):
Revenues:
Gaming	$113,674	$320,366	$454,583	$445,848	$385,300	$382,514
Pari-mutuel commissions	1,986	8,014	11,163	10,368	10,206	11,181
Food and beverage	9,109	25,319	35,264	30,923	26,884	26,361
Hotel	1,360	3,489	5,367	5,566	5,720	5,904
Other	3,958	9,619	12,692	11,392	11,067	8,737

Total revenues	130,087	366,807	519,069	504,097	439,177	434,697
Less promotional allowances	(5,919)	(14,930)	(21,278)	(17,108)	(14,302)	(11,574)

Net revenues	$124,168	$351,877	$497,791	$486,989	$424,875	$423,123

Operating income(3)	$7,000	$36,887	$63,875	$65,955	$47,572	$47,759

Loss from continuing operations(4)	$(9,510)	$(15,782)	$(9,131)	$(5,447)	$(51,153)	$(4,963)
(Loss) income from discontinued operations(5)	—	—	—	(277)	788	(153)

Net loss	$(9,510)	$(15,782)	$(9,131)	$(5,724)	$(50,365)	$(5,116)

Loss per share from continuing operations:
Basic	N/A	N/A	$(0.32)	$(0.19)	$(1.84)	$(0.18)
Diluted	N/A	N/A	$(0.32)	$(0.19)	$(1.84)	$(0.18)
Balance Sheet Data:
Cash and cash equivalents	$60,650	N/A	$100,124	$115,113	$85,585	$53,820
Working capital(6)	14,750	N/A	61,457	45,342	45,479	28,824
Current assets	80,001	N/A	125,996	134,681	102,392	70,512
Current liabilities	65,251	N/A	64,539	89,339	56,913	41,688
Total assets	921,265	N/A	652,960	679,075	640,871	493,509
Long-term obligations (current portion)	—	N/A	—	—	—	1,255
Long-term obligations (net of current portion)	610,827	N/A	558,834	556,716	548,933	376,830
Total liabilities	827,677	N/A	646,959	665,382	622,544	425,274
Total stockholder's equity	93,588	N/A	6,001	13,693	18,327	68,235

(1)
The operations of the VLT gaming facility at Scioto Downs commenced June 1, 2012.

(2)
Presque Isle Downs commenced table gaming on July 8, 2010.

(3)
Operating income for the period September 19 to December 31, 2014 (Successor), for the period January 1 to September 18, 2014 (Predecessor), and for the year ended December 31, 2013 includes strategic transaction costs of $1.1 million, $7.6 million and $4.4 million, respectively, related to merger proposals including the Mergers. The strategic transaction costs consist primarily of legal, financial advisor, accounting and consulting costs. Operating income for 2012 includes (i) project-opening costs of $2.7 million related to Scioto Downs. Operating income for 2011 includes (i) a lease bonus payment of $2.1 million related to the lease of mineral rights on land parcels that Mountaineer controls or holds the mineral rights; (ii) project-opening costs of $0.2 million related to Presque Isle Downs and Scioto Downs; (iii) impairment losses in the aggregate amount of $0.7 million related to non-operating real properties; and (iv) other regulatory gaming assessment costs of $5.9 million related to Presque Isle Downs. Operating income for 2010 includes (i) project-opening costs of $1.4 million related to Presque Isle Downs which commenced table gaming on July 8, 2010; (ii) other regulatory gaming assessment costs of $0.8 million related to Presque Isle Downs; and (iii) strategic costs of $0.5 million associated with lobbying and gaming efforts in Ohio.

(4)
Loss from continuing operations includes a provision for income taxes of $1.1 million, $2.8 million, $3.4 million, $3.6 million, $4.3 million and $6.3 million, respectively, for the period September 19 to December 31, 2014 (Successor), for the period January 1 to September 18, 2014 (Predecessor), and for the years ended December 31, 2013,2012, 2011 and 2010. Loss from continuing operations for 2011 also includes a loss on debt extinguishment in the aggregate amount of $34.4 million resulting from the write-offs of deferred financing fees and original issue discount and the payment of tender and redemption fees to the holders of MTR's repurchased $260 million 12.625% Senior Secured Notes and MTR's repurchased $125 million 9% Senior Subordinated Notes.

(5)
Loss from discontinued operations for 2012 includes expense of $0.3 million related to the settlement of a matter related to a former employee of Jackson Racing, Inc. Income from discontinued operations for 2011 includes $0.9 million received as a settlement payment relating to the sale of Binion's.

(6)
Working capital is equal to current assets less current liabilities.

(7)
Reclassifications have been made to the Predecessor periods to conform to the financial presentation of the Successor period. These reclassifications had no impact on loss from operations or net loss as previously reported.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        We were incorporated in March 1988 in Delaware under the name "Secamur Corporation," a wholly-owned subsidiary of Buffalo Equities, Inc. In 1996, we were renamed MTR Gaming Group, Inc. and since 1998, we have operated only in the racing, gaming and entertainment businesses. We operate racino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. The majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games and poker. Other revenues are derived from our racing operations, hotel, dining, retail and entertainment offerings.

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

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report.

Merger with Eldorado

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

        The Mergers were accounted for as a reverse acquisition of the Company by Eldorado under accounting principles generally accepted in the United States. Under the acquisition method of accounting, Eldorado is treated as the accounting acquirer and the Company is treated as the legal acquirer, resulting in the Company applying fair value accounting to its assets and liabilities as of the Acquisition Date. In accordance with U.S. GAAP, we have separated our historical financial results for the Successor period and the Predecessor period. To facilitate discussion of our operating performance compared to the prior year period, we present certain financial information for the Successor and

Predecessor periods on an aggregated basis for the year ended December 31, 2014 including the effects of purchase accounting. We believe that the aggregated results are useful to investors to assist in their evaluation of our results for the year ended December 31, 2014 compared to the prior year periods. The aggregated financial information does not comply with U.S. GAAP and should not be considered an alternative to net income or cash flow from operations, as determined in accordance with U.S. GAAP.

Significant Factors Impacting Operating Trends

Key Performance Metrics

        Our operating results are highly dependent on the volume of customers visiting and staying at our properties. Key performance indicators such as table game drop and slot handle refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controlled by us, is recognized as gaming revenues and is referred to as our win or hold. In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. ADR is calculated by dividing total room revenue, including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms. We calculate ADR with and without the impact of complimentary rooms. RevPAR is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available. Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available. The primary drivers in changes to our ADR and RevPAR calculations include: room inventory, which from time to time is impacted by renovations and maintenance; retail room rates, which are reviewed periodically and may fluctuate based on day of the week, group utilization, etc.; and the mix of cash and complimentary patron volumes which impact our occupancy levels. For the year ended December 31, 2014 and 2013, our ADR was $78 and $82, respectively, excluding complimentary rooms and $45 and $47, respectively, including complimentary rooms. Room inventory and room revenue decreased in 2014 compared to 2013 due to hotel renovations which were completed during the fourth quarter of 2014. RevPAR for the year ended December 31, 2014 and 2013 was approximately $38 and $42, respectively, including complimentary rooms.

Economic Impact

        The economic downturn and the slow pace of recovery continue to adversely influence consumers' confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance over the past several years. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there has been some improvement in the economy, we believe the current economic conditions will continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact on our operations and the length of any future recovery period.

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

Other Matters

        On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which will be effective July 1, 2015. The Regulation, as currently adopted, will ban smoking in public places in Hancock County including at Mountaineer. We are continuing to evaluate the Regulation, its impact on our Mountaineer facility, and steps to become compliant with the Regulation upon its effective date. We expect that the Regulation will have a negative impact on our business and results of operations at Mountaineer, and such impact may be material.

Summary Financial Results

        The results of continuing operations are summarized below:

	Successor	Predecessor	Aggregated	Predecessor	Predecessor
	(a) Period from September 19 to December 31, 2014	(b) Period from January 1 to September 18, 2014	(a)+(b) Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating Revenues:
Gaming	$113,674	$320,366	$434,040	$454,583	$445,848
Pari-mutuel commissions	1,986	8,014	10,000	11,163	10,368
Food and beverage	9,109	25,319	34,428	35,264	30,923
Hotel	1,360	3,489	4,849	5,367	5,566
Other	3,958	9,619	13,577	12,692	11,392

	130,087	366,807	496,894	519,069	504,097
Less—promotional allowances	(5,919)	(14,930)	(20,849)	(21,278)	(17,108)

Net operating revenues	124,168	351,877	476,045	497,791	486,989

Operating expenses:
Gaming	67,801	190,305	258,106	268,302	268,540
Pari-mutuel commissions	2,411	8,053	10,464	10,794	10,572
Food and beverage	8,329	21,222	29,551	30,080	26,745
Hotel	870	2,087	2,957	3,190	3,348
Other	2,093	5,740	7,833	7,680	6,702
Marketing and promotions	4,426	10,467	14,893	16,191	13,859
General and administrative	17,886	47,081	64,967	62,818	61,104
Depreciation and amortization	12,289	22,231	34,520	30,458	27,511

Total operating expenses	116,105	307,186	423,291	429,513	418,381

Strategic transaction costs	1,063	7,620	8,683	4,365	2,705
Loss (gain) on the sale or disposal of property	—	184	184	38	(52)

Operating income	7,000	36,887	43,887	63,875	65,955

Interest expense, net	(15,308)	(49,832)	(65,140)	(69,539)	(67,825)
Loss on extinguishment of debt	(90)	—	(90)	—	—
Provision for income taxes	(1,112)	(2,837)	(3,949)	(3,467)	(3,577)

Loss from continuing operations	$(9,510)	$(15,782)	$(25,292)	$(9,131)	$(5,447)

Financial results for the year ended December 31, 2014 (aggregated Successor and Predecessor) compared to the year ended December 31, 2013

Net Revenues

        Net revenues for the year ended December 31, 2014, comprised of $444.0 million in gaming and pari-mutuel revenues (94% of total net revenues), $52.9 million of non-gaming revenues (11% of total net revenues) less $20.8 million of promotional allowances (–4% of total net revenues), decreased $21.7 million, or 4.4%, compared to net revenues for the year ended December 31, 2013, comprised of $465.7 million in gaming and pari-mutuel revenues (94% of total net revenues), $53.3 million of non-gaming revenues (11% of total net revenues) less $21.3 million of promotional allowances (–4% of total net revenues). The decrease was attributable to the decline of gaming, pari-mutuel, food and beverage, and hotel revenues partially offset by an increase in other revenue and decreased promotional allowances, as discussed further in the following sections.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the year ended December 31, 2014 of $434.0 million represent a $20.5 million, or 4.5%, decrease compared to the prior year. The decrease of $20.5 million is comprised of a decrease in slot, table gaming and poker revenue of $19.4 million, $1.1 million and $0.1 million, respectively. The decrease in gaming revenues was primarily due to competitive pressures principally from the two new racinos near Cleveland, which opened in April 2013 and December 2013, and to a lesser extent, a new racino in Austintown, Ohio, which opened in September 2014.

        Gaming revenues at Mountaineer decreased by $10.7 million, or 6.1%, to $164.8 million for the year ended December 31, 2014, compared to the prior year. The decrease is comprised of a decrease in slot and table gaming revenue of $10.1 million and $0.8 million, respectively, offset by an increase in poker revenue of $0.2 million.

        Gaming revenues at Presque Isle Downs decreased by $12.2 million, or 8.4%, to $132.4 million for the year ended December 31, 2014, compared to the prior year. The decrease is comprised of a decrease in slot, poker and table gaming revenue of $11.7 million, $0.3 million and $0.2 million, respectively.

        Gaming revenues at Scioto Downs, increased by $2.4 million, or 1.8%, to $136.8 million for the year ended December 31, 2014, compared to the prior year. The increase in gaming revenues was primarily a result of an overall growth in the Columbus slot market, as well as an increase in our share of the Columbus slot market compared to the prior year.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the year ended December 31, 2014 of $10.0 million represent a $1.2 million, or 10.4%, decrease compared to the prior year.

        Pari-mutuel commissions at Mountaineer decreased by $1.1 million, or 18.7%, to $4.9 million for the year ended December 31, 2014, compared to the prior year. The decrease is primarily due to reduction in the number of races per day beginning in August 2014 which was mandated by the West Virginia Racing Commission ("WVRC") to conserve purse funds, as well as an approved reduction in the number of race days for 2014. Additionally, inclement weather resulted in the cancellation of a number of races during 2014.

        Pari-mutuel commissions at Presque Isle Downs and Scioto Downs for the year ended December 31, 2014 were relatively flat compared to the prior year.

Food and Beverage

        Food and beverage revenues of $34.4 million for the year ended December 31, 2014, represent a $0.8 million, or 2.4%, decrease compared to the prior year.

        Food and beverage revenues at Mountaineer decreased by $0.4 million, or 2.8%, to $13.8 million for the year December 31, 2014, compared to the prior year. The decrease of $0.4 million is consistent with the decline in gaming revenues and primarily due to an overall decline in patron traffic.

        Food and beverage revenues at Presque Isle Downs decreased by $0.4 million, or 3.2%, to $10.7 million for the year December 31, 2014, compared to the prior year. The decrease of $0.4 million is consistent with the decline in gaming revenues and primarily due to an overall decline in patron traffic.

        Food and beverage revenues at Scioto Downs decreased by $0.1 million, or 0.9%, to $9.9 million for the year ended December 31, 2014, compared to the prior year. The decrease is primarily attributed to changes in the promotional buffet offerings for certain card levels.

Hotel

        Revenues from hotel operations at Mountaineer of $4.8 million for the year ended December 31, 2014, represent a $0.5 million, or 9.7%, decrease compared to the prior year. The decrease is primarily attributed to a decrease in ADR and RevPAR due to a decrease in hotel occupancy during the hotel renovations in 2014. The hotel renovations were completed during the fourth quarter of 2014.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services; and from special events at our entertainment and convention centers. Other revenues for the year ended December 31, 2014 of $13.6 million, represent a $0.9 million, or 7.0%, increase compared to the prior year.

        Other revenues at Mountaineer increased by $0.1 million, or 1.9% to $6.6 million for the year ended December 31, 2014, compared to the prior year. The increase is primarily due to an increase in convention center revenue from food and beverage sales.

        Other revenues at Presque Isle Downs increased by $0.2 million, or 1.9% to $6.6 million for the year ended December 31, 2014, compared to the prior year. The increase is primarily due to an increase in valet revenue, retail sales, and commissions earned from check cashing and ATM services.

        Other revenues at Scioto Downs increased by $0.5 million, or 13.5% to $4.5 million for the year ended December 31, 2014, compared to the prior year. The increase is primarily attributable to an increase in entertainment revenue from an expanded summer concert series in 2014 and additional commissions earned from check cashing and ATM services.

Promotional Allowances

        Promotional allowances decreased by $0.4 million, or 2.0%, to $20.8 million for the year ended December 31, 2014, compared to the prior year. The decrease is primarily a reduction in the overall redemption of promotional allowances at Mountaineer and Presque Isle Downs as revenues have declined.

Operating Expenses

Gaming

        Gaming expense for the year ended December 31, 2014 of $258.1 million represents a $10.2 million, or 3.8%, decrease compared to the prior year. The decrease of $10.2 million is comprised of a decrease in gaming taxes and assessments of $8.4 million and a decrease in other gaming operating costs of $1.8 million.

        The decrease in gaming taxes is due to the decline in gaming revenues at our Mountaineer and Presque Isle Downs properties; largely offset by an increase in gaming revenues at Scioto Downs. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments (excluding charges for other gaming assessment costs) as a percentage of gaming revenues increased to 52.1% for the year ended December 31, 2014 compared to 51.5% for the prior year, primarily due to an increase in the effective tax rate at Presque Isle Downs and Scioto Downs of 1.1% and 1.7%, respectively. The increase of 1.1%

at Presque Isle Downs to 57.3% for the year ended December 31, 2014 is largely due to the impact of the fixed annual $10 million local share assessment to slot revenue on a smaller revenue base, as well as the forgiveness of the 1.5% administrative fee on slot and table games for Pennsylvania gaming facilities for two months in the second quarter of 2013 due to a budget surplus. The increase of 1.7% in the effective tax rate at Scioto Downs to 44.3% is due to the requirement, effective July 1, 2013, to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to the Ohio horsemen for racing purses increased by 1.5% to 10.5% of gross VLT revenue. Mountaineer's gaming taxes as a percentage of gaming revenue at 54.3% for the year ended December 31, 2014 was consistent with the prior year.

        Other gaming operating costs decreased by $1.8 million to $31.8 million for the year ended December 31, 2014, compared to the prior year, primarily due to the reduction in compensation related costs at all of the properties and a decrease in slot lease expense at Presque Isle Downs and Scioto Downs.

Pari-Mutuel

        Pari-mutuel expense decreased by $0.3 million, or 3.1%, to $10.5 million for the year ended December 31, 2014, compared to the prior year. The decrease of $0.3 million is attributable to a decrease in expense at Mountaineer due to a reduction in the number of races per day beginning in August 2014 which was mandated by the West Virginia Racing Commission ("WVRC") to conserve purse funds, an approved a reduction in the number of live race days for 2014, and the cancellation of a number of live races due to inclement weather during 2014. The decrease at Mountaineer was partially offset by an increase in pari-mutuel expense at Scioto Downs primarily due to an increase in the number of live race days during 2014 compared to the prior year.

Food and Beverage

        Food and beverage expense decreased by $0.5 million, or 1.8%, to $29.6 million for the year ended December 31, 2014, compared to the prior year. Our gross profit margin decreased to 14.2% for the year ended December 31, 2014, from 14.7% during the prior year. The overall decline in gross profit margin percentage is attributable to our Presque Isle Downs facility primarily due to increased food and compensation related costs as a result of buffet renovations which occurred during the fourth quarter of 2013, coupled with a decline in food and beverage revenue with reduced patron traffic. Mountaineer and Scioto Downs had increased gross profit margins over the prior year due to food and compensation related costs declining in excess of revenue declines.

Hotel

        Expense from the hotel operations at Mountaineer decreased by $0.2 million, or 7.3%, compared to the prior year. The decrease is primarily attributable to a decrease in room inventory compared to the prior year due to hotel renovations during 2014. The hotel renovations were completed during the fourth quarter of 2014.

Other Expense

        Other expense increased by $0.2 million, or 2.0%, to $7.8 million for the year ended December 31, 2014, compared to the prior year. The increase was attributable to a $0.2 million increase at Mountaineer primarily due to an increase in convention center costs, a $0.2 million increase at Scioto Downs primarily due to an increase in entertainment related expense, offset by a $0.2 million decrease at Presque Isle Downs driven by a decline in entertainment related expense.

Marketing and Promotions

        Marketing and promotions expense decreased by $1.3 million, or 8.0%, to $14.9 million for the year ended December 31, 2014, compared to the prior year. The decrease is primarily due to a $1.3 million decrease at Presque Isle Downs related to a reduction of certain promotional offerings from reduced patron volume, reduced advertising costs in response to managing costs in response to declining revenues and a reduction in the cost of complimentary soft drinks provided in our self-serve beverage stations. In addition, there was a $0.6 million decrease at our corporate office primarily as a result of the departure of our Chief Marketing Officer in January 2014. The decreases were partially offset by increases at Mountaineer and Scioto Downs of $0.4 million and $0.2 million, respectively, largely attributed to increased promotions and advertising expense during 2014 compared to the prior year.

General and Administrative

        General and administrative expense increased by $2.1 million, or 3.4%, to $64.9 million for the year ended December 31, 2014, compared to the prior year. The significant factors contributing to the increase in general and administrative expense include: an increase in severance costs of $2.2 million primarily due to the departure of certain executive officers at our corporate office and key employees in January 2014; an increase of $1.5 million for the allocation of ERI corporate general and administrative costs during the Successor period; an increase in long-term incentive compensation of $0.6 million primarily due to the expense recorded in the Predecessor period as a result of the Mergers in which any unvested RSUs, Stock Options, and Performance awards granted pursuant to the 2010 Long-Term Incentive Plan ("2010 Plan") vested upon the Acquisition Date; and an increase in repairs and maintenance costs of $0.7 million attributable to maintenance on aging equipment and harsh weather conditions during the first quarter of 2014. The increases in general and administrative expense were partially offset by a decrease in direct and incentive compensation and related benefits of $1.0 million due to continued cost containment measures and the departure of certain executive offers at our corporate office and key employees at our properties in 2014 and the departure of our former Chief Executive Officer in May 2013; a decrease in legal costs of $1.0 million; a decrease in consulting and general operating expenses of $0.7 million due to cost containment efforts as operating results declined; and a decrease of $0.2 million in Board of Director fees as a result of the Mergers.

Strategic Transaction Costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013 and other strategic considerations, we incurred costs of $8.7 million and $4.4 million during the year ended December 31, 2014 and 2013, respectively. These costs were comprised primarily of legal, financial advisory, accounting and consulting costs.

Depreciation and amortization

        Depreciation and amortization expense increased by $4.1 million, or 13.3%, to $34.5 million for the year ended December 31, 2014, compared to the prior year. During the Successor period we recognized amortization expense of $1.7 million related to the intangible assets recognized in purchase accounting in connection with the Mergers. Depreciation expense related to property and equipment increased by $2.4 million for the year ended December 31, 2014, compared to the prior year. The increase in depreciation expense is primarily related to increases at our Mountaineer and Presque Isle Downs facilities. Mountaineer and Presque Isle Downs each had significant capital expenditures placed in service in 2013 and 2014. The additions at Presque Isle Downs primarily included new slot machines and the construction of barns during 2013, while the additions at Mountaineer primarily included new slot machines and casino renovations in 2013 and hotel renovations in 2014. Furthermore, in connection with the Mergers, property and equipment were adjusted to the estimated fair value using the cost approach on the Acquisition Date and additional depreciation expense was recognized during the Successor period in association with a decrease in the remaining useful life assigned to certain assets.

Interest Expense, net

        Interest expense, net decreased by $4.4 million, or 6.3%, to $65.1 million for the year ended December 31, 2014, compared to the prior year. The decrease is attributed to the fair value accounting in connection with the Mergers. The long term debt assumed on the Acquisition Date was adjusted to fair value based on quoted market prices, resulting in the elimination of deferred financing costs and the amortization of a premium on the fair value adjustment during the Successor period.

Income Taxes

        The income tax provision for the periods presented results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. We determined that the realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, due to the consumption of our net operating loss carryback potential, our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future. We have recorded a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. The Company has generated additional deferred tax liabilities related to the tax amortization of certain assets because these assets are indefinite-lived and are not amortized for book purposes. Specifically, deferred tax liabilities related to indefinite-lived assets include a deferred tax liability recorded in connection with the fair value adjustments related to the Merger for gaming licenses and goodwill of approximately $135.4 million, and a deferred tax liability of approximately $2.2 million recorded in connection with the fair value adjustments related to the Merger for land improvements. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite-lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining a valuation allowance. This resulted in deferred tax expense of $3.9 million and $3.4 million, during the years ended December 31, 2014 and 2013, respectively.

        Valuation allowances of $72.6 million and $29.6 million were provided at December 31, 2014 and 2013, respectively, for the Company's net federal deferred tax assets. In addition, valuation allowances of $10.7 million and $3.9 million were provided at December 31, 2014 and 2013, respectively, for state deferred tax assets. During 2014 and 2013, the aggregate valuation allowances for deferred tax assets increased by $49.7 million and $6.1 million, respectively. The 2014 increase primarily relates to the fair value adjustments recorded in connection with the Merger and the increase in federal and state net operating loss carryforwards that are not considered more likely than not realizable. The 2013 increase primarily relates to the increase in federal and state net operating loss carryforwards that are not considered more likely than not realizable.

Financial results for the year ended December 31, 2013 compared to the year ended December 31, 2012

Net Revenues

        Net revenues for the year ended December 31, 2013, comprised of $465.7 million in gaming and pari-mutuel revenues (94% of total net revenues), $53.3 million of non-gaming revenues (11% of total net revenues) less $21.3 million of promotional allowances (–4% of total net revenues), increased $10.8 million, or 2.2%, compared to net revenues for the year ended December 31, 2012, comprised of $456.2 million in gaming and pari-mutuel revenues (94% of total net revenues), $47.9 million of non-gaming revenues (10% of total net revenues) less $17.1 million of promotional allowances (–4% of total net revenues). The increase was primarily attributable to the growth of gaming and food, beverage, and lodging revenues partially offset by increased promotional allowances, as discussed further in the following sections.

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

Food and Beverage

        Revenue from our food and beverage for the year ended December 31, 2013 of $35.3 million represents a $4.3 million, or 14.0%, increase compared to the prior year. The increase was primarily attributable to increased food offerings at Scioto Downs with the opening of its casual dining restaurant and center bar/lounge in June 2012 and the opening of its sports bar and buffet in August 2012, partially offset by decreases at Mountaineer, which was consistent with the decrease in gaming revenue and overall decline in patron traffic.

        Food and beverage revenue at Mountaineer decreased by $0.9 million, or 5.9%, to $14.2 million for the year December 31, 2013, compared to the prior year.

        Food and beverage revenue at Presque Isle Downs was relatively flat compared to the prior year.

        Food and beverage revenue at Scioto Downs increased by $5.3 million, or 111.3%, to $10.0 million for the year ended December 31, 2013, compared to the prior year.

Hotel

        Revenue from hotel operations at Mountaineer of $5.4 million for the year ended December 31, 2013, represents a $0.2 million, or 3.6%, decrease compared to the prior year. Room inventory was consistent for 2013 compared to 2012 and average room rates increased slightly between the two periods, however occupancy levels decreased slightly resulting in the decrease in revenue.

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

Operating Expenses

Gaming

        Gaming expense for the year ended December 31, 2013 of $268.3 million represents a $0.2 million, or 0.1%, decrease compared to the prior year. The decrease of $0.2 million is comprised of a decrease in gaming taxes and assessments of $1.0 million; partially offset by an increase in other gaming operating costs of $0.8 million. The decrease in gaming taxes is due to the decline in gaming revenues at our Mountaineer and Presque Isle Downs properties; largely offset by an increase at Scioto Downs due to the increase in gaming revenues. Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes and assessments as a percentage of gaming revenue decreased to 51.6% for the year ended December 31, 2013 (excluding the $0.1 million charge for other gaming assessment costs) compared to 52.8% (excluding the $0.4 million charge for other gaming assessment costs) for the prior year, largely due to a lower effective gaming tax rate of 42.7% on slots revenue at our facility at Scioto Downs compared to Mountaineer and Presque Isle Downs. Effective July 1, 2013, Scioto Downs is now required to remit 0.3% of its gross VLT revenue to provide funding support for programs that provide for gaming addiction and other related addiction services. Additionally, effective January 1, 2014, the amounts contributed to purses for racing will increase by 1.5%, thereby increasing the prospective annual tax rate for Scioto Downs, when combined with the funding for gaming addiction, to 44.3%. Our gaming taxes and assessments as a percentage of gaming revenue for the year ended December 31, 2013 were 54.3%, 56.7% and 42.7%, respectively, at Mountaineer, Presque Isle Downs and Scioto Downs. Our gaming taxes and assessments as a percentage of gaming revenue for the year ended December 31, 2012 were 54.2%, 55.9% and 42.5%, respectively, at Mountaineer, Presque Isle Downs and Scioto Downs. The increase in other gaming operating costs of $0.8 million is attributable to increased costs at Scioto Downs of $2.5 million due to the opening of the new facility in June 2012, partially offset by decreases at Mountaineer and Presque Isle Downs of $1.2 million and $0.5 million, respectively, due to effective control of compensation related costs.

Pari-Mutuel

        Pari-mutuel expense increased by $0.2 million, or 1.7%, to $10.8 million for the year ended December 31, 2013, compared to the prior year. The increase of $0.2 million is attributable to increases at Scioto Downs and Presque Isle Downs of $0.2 million and $0.1 million, respectively; partially offset by a decrease at Mountaineer of $0.1 million. The increase at Scioto Downs is due to year-round simulcasting now being offered, as well as, increased patron traffic from the opening of the gaming facility. The increase at Presque Isle Downs is due to increases in simulcasting and transmission costs from the addition of new signals being added to the racing program. Decreases at Mountaineer are primarily related to effective control of variable operating costs.

Food and Beverage

        Food and beverage expense increased by $3.3 million, or 12.5%, to $30.1 million for the year ended December 31, 2013, compared to the prior year. The increase was attributable to increased costs at Scioto Downs of $3.8 million, partially offset by decreases at Mountaineer of $0.4 million and Presque Isle Downs of $0.2 million. The decreases at Mountaineer are consistent with their decline in revenues, while the decrease at Presque Isle Downs was due to improvements in variable operating costs. Our gross profit margin for the year ended December 31, 2013 was 14.7% compared to 13.5% in the prior year.

Hotel

        Expense from hotel operations at Mountaineer of $3.2 million for the year ended December 31, 2013, represents a $0.2 million, or 4.7%, decrease compared to the prior year. Our gross profit margin for the year ended December 31, 2013 was 40.6% compared to 39.9% in the prior year.

Other

        Other expense increased by $0.9 million, or 14.6%, to $7.7 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily attributable to Scioto Downs of $0.8 million, which is consistent with the increase in other revenues for the property.

Marketing and Promotions

        Marketing and promotions expense increased by $2.3 million, or 16.8%, to $16.2 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily due to an increase in marketing costs of $2.3 million at Scioto Downs for a full year of operations in 2013, in addition to an increase of $0.2 million primarily related to increased promotional giveaways at Presque Isle Downs; which was offset by a decrease of $0.2 million in advertising costs at Mountaineer.

General and Administrative

        General and administrative expense increased by $1.7 million, or 2.8%, to $62.8 million for the year ended December 31, 2013, compared to the prior year. The increase was primarily attributable to an increase of $5.6 million in general and administrative costs at Scioto Downs due to increased staffing levels, consulting costs, utility costs, real estate taxes and general operating expenses associated with operations of the new gaming facility for the full year in 2013, partially offset by an aggregate decrease of $3.9 million at Mountaineer, Presque Isle Downs and our corporate office. The decreases were primarily related to the control of variable compensation, cost containment initiatives, a reduction in annual incentive compensation due to a decline in current year operating results over the prior year and the impact related to the resignation of our former President and Chief Executive Officer in March 2013, which includes a reduction in long-term incentive compensation from the reversal of unvested compensation and performance awards recorded upon his resignation.

Strategic Transaction Costs

        As a result of the pending strategic combination with Eldorado entered into on September 9, 2013 and other strategic considerations, we incurred costs during the year ended December 31, 2013 of $4.4 million. These costs were comprised primarily of legal, financial advisor, accounting and consulting costs.

Project Opening Costs

        During the year ended December 31, 2012, we incurred project opening costs of $2.7 million related to the opening of our Scioto Downs gaming facility. The project opening costs were comprised of direct salaries and wages, legal and consulting fees, utilities and advertising. There were no project opening costs during 2013.

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

        The difference between the effective rate and the statutory rate is attributed primarily to permanent items not deductible for income tax purposes and the treatment of certain items in accordance with the rules for interperiod tax allocation. We determined that the realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, due to the consumption of our net operating loss carryback potential, our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future. We have recorded a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes. Our tax expense was $3.5 million for the year ended December 31, 2013 and $3.6 million for the year ended December 31, 2012. The 2013 and 2012 increase in valuation allowances primarily relates to the increase in federal and state net operating loss carryforwards that are not considered more likely than not realizable.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the Years Ended December 31, 2014, 2013 and 2012

        Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, project opening costs, strategic transaction costs, and loss (gain) on debt modification and extinguishment, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP:

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(a) + (b)
	Period from September 19 to December 31, 2014	Period from January 1 to September 18, 2014	Year ended December 31, 2014	Year ended December 31, 2013
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$46,163	$138,685	$184,848	$196,912
Presque Isle Downs & Casino	37,398	105,319	142,717	155,231
Scioto Downs	40,607	107,873	148,480	145,648
Corporate	—	—	—	—

Net revenues	$124,168	$351,877	$476,045	$497,791

Adjusted EBITDA:
Mountaineer Casino, Racetrack & Resort	$6,272	$24,140	$30,412	$35,840
Presque Isle Downs & Casino	4,014	15,401	19,415	23,336
Scioto Downs	13,166	36,179	49,345	49,441
Corporate expenses	(3,008)	(8,715)	(11,723)	(9,959)

Consolidated Adjusted EBITDA	$20,444	$67,005	$87,449	$98,658

Mountaineer Casino, Racetrack & Resort:
Net income	$1,073	$17,234	$18,307	$26,976
Interest income	(1)	—	(1)	(6)
(Benefit) provision for income taxes	(204)	413	209	(15)
Depreciation and amortization	5,407	6,527	11,934	8,925
Gain on the sale or disposal of property	(3)	(34)	(37)	(40)

Adjusted EBITDA	$6,272	$24,140	$30,412	$35,840

Presque Isle Downs & Casino:
Net income	$286	$6,700	$6,986	$12,949
Interest income	—	(2)	(2)	(3)
Provision for income taxes	680	2,514	3,194	2,472
Depreciation and amortization	2,954	5,898	8,852	7,918
Other regulatory gaming assessments	92	83	175	(78)
Loss on the sale or disposal of property	2	208	210	78

Adjusted EBITDA	$4,014	$15,401	$19,415	$23,336

Scioto Downs:
Net income	$7,977	$24,997	$32,974	$34,553
Interest expense	37	38	75	83
Provision for income taxes	1,239	1,356	2,595	1,224
Depreciation and amortization	3,913	9,779	13,692	13,581
Loss on disposal of property	—	9	9	—

Adjusted EBITDA	$13,166	$36,179	$49,345	$49,441

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(a) + (b)
	Period from September 19 to December 31, 2014	Period from January 1 to September 18, 2014	Year ended December 31, 2014	Year ended December 31, 2013
Corporate:
Net loss	$(18,846)	$(64,713)	$(83,559)	$(83,609)
Interest expense, net of interest income	15,272	49,796	65,068	69,465
Benefit for income taxes	(603)	(1,446)	(2,049)	(214)
Depreciation	15	27	42	34
Loss on the sale or disposal of property	1	1	2	—
Loss on debt extinguishment	90	—	90	—
Strategic transaction costs	1,063	7,620	8,683	4,365

Adjusted EBITDA	$(3,008)	$(8,715)	$(11,723)	$(9,959)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(9,510)	$(15,782)	$(25,292)	$(9,131)
Interest expense, net of interest income	15,308	49,832	65,140	69,539
Provision for income taxes	1,112	2,837	3,949	3,467
Depreciation and amortization	12,289	22,231	34,520	30,458
Other regulatory gaming assessments	92	83	175	(78)
Loss on extinguishment of debt	90	—	90	—
Loss on the sale or disposal of property	—	184	184	4,365
Strategic transaction costs	1,063	7,620	8,683	38

Consolidated Adjusted EBITDA	$20,444	$67,005	$87,449	$98,658

Liquidity and Sources of Capital

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

        At December 31, 2014, our cash and cash equivalents, excluding restricted cash, totaled $60.7 million. As of December 31, 2014, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $2.1 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts of the horsemen's association.

        At December 31, 2014, we had total debt in the aggregate principal amount of $610.8 million, including the premium, all of which was secured, and surety bonds and letters of credit totaling $4.0 million of which $1.1 million were cash collateralized and shown as restricted cash on our consolidated balance sheets.

        We believe that our cash balances on hand, cash flow from operations, and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes and any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

        We cannot assure you that estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur. If any of these events occur, it may require additional liquidity to continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, capital contributions from the proceeds of equity offerings by ERI or a combination of potential sources of liquidity, although no assurance can be given that such forms of capital will be available to use or available to us on terms which are acceptable, at such time.

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table (unaudited, in thousands):

	Successor	Predecessor	Aggregated	Predecessor
	(a)	(b)	(a) + (b)
	Period from September 19 to December 31, 2014	Period from January 1 to September 18, 2014	Year ended December 31, 2014	Year ended December 31, 2013
Cash flow summary
Net cash provided by (used in) operating activities	$23,381	$(10,048)	$13,333	$27,185
Net cash used in investing activities	(5,259)	(6,919)	(12,178)	(42,507)
Net cash (used in) provided by financing activities	(11,025)	(29,604)	(40,629)	333

Net increase (decrease) in cash and cash equivalents	$7,097	$(46,571)	$(39,474)	$(14,989)

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash provided by operating activities approximated $13.3 million during the year ended December 31, 2014, compared to net cash provided by operating activities of $27.2 million during 2013. During the year ended December 31, 2014 and 2013, non-cash expenses included in operating activities were $39.4 million and $39.5 million, respectively, consisting primarily of depreciation and amortization. Additionally, net cash provided by operating activities during the year ended December 31, 2014 included a decrease in operating assets and liabilities of $0.8 million, consisting of a decrease in operating liabilities of $4.5 million; partially offset by an increase in operating assets of $3.7 million. Net cash used in operating activities during the year ended December 31, 2013 included changes in operating assets and liabilities of $3.2 million, consisting of a decrease in operating assets of $2.9 million, and a decrease in operating liabilities of $0.3 million. The decrease in cash provided by operating assets and liabilities from the prior year is primarily due to timing of payments on accounts payable and accrued liabilities, as well as the decrease in long term incentive compensation of as a result of the Mergers in which any unvested RSUs, Stock Options, and Performance awards granted pursuant to the 2010 Plan vested upon the Acquisition Date.

Investing Cash Flow

        Net cash used in investing activities was $12.2 million during the year ended December 31, 2014 comprised primarily of net capital expenditures of $13.7 million; offset by a decrease in restricted cash of $1.8 million due to a decrease in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs. During 2013, net cash used in investing activities was $42.5 million, comprised primarily of net capital expenditures aggregating $14.7 million and a $25.0 million payment of the Ohio video lottery terminal license fee, offset by an increase in restricted cash of $3.2 million due to a decrease in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs.

Financing Cash Flow

        Net cash used in financing activities was $40.6 million during the year ended December 31, 2014 comprised of $30.0 million used to repurchase shares of MTR common stock in connection with the Mergers, $11.0 million used to repurchase $10.0 million in aggregate principal amount of the Notes at a price of $110.25 per $100 in principal amount of the purchased notes, and the purchase and retirement of treasury stock in the amount of $0.4 million; partially offset by $0.8 million in proceeds from the exercise of stock options. During the year ended December 31, 2013, net cash provided by financing activities was $0.3 million comprised of $0.5 million in proceeds from the exercise of stock options; partially offset by $0.2 million due to the purchase and retirement of treasury stock.

Capital Expenditures

        During the year ended December 31, 2014, additions to property and equipment and other capital projects aggregated $15.2 million, net of reimbursements, which included $4.6 million for renovations at Mountaineer primarily related to the hotel remodel; $5.2 million for new slot machines and conversions primarily at Mountaineer and Presque Isle Downs; $1.9 million for the smoking patio at Scioto Downs; and other capital and maintenance related expenditures of $3.5 million between all of our properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the year ended December 31, 2014, Mountaineer was reimbursed $1.4 million on qualified capital expenditures. As of December 31, 2014, Mountaineer remains eligible for approximately $5.8 million under annual modernization fund grants that expire in varying dates through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of $23.8 million, or $20.3 after anticipated reimbursements from West Virginia on qualified capital expenditures of $3.5 million, on capital expenditures during 2015. Gross expenditures for 2015 are expected to include $8.9 million for facility improvements, information technology upgrades and related equipment; $7.7 million for development at Scioto Downs; $3.1 million for slot machines; $2.3 million on the racing related capital expenditures; and $1.8 million for other equipment and capital expenditures.

Debt

  Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 in aggregate principal amount of senior secured second lien notes (the "Second Lien Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the Second Lien Notes. The Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by our current and future domestic restricted subsidiaries, other than our immaterial subsidiaries. The Second Lien Notes are secured by a second priority lien on substantially all of the assets of MTR and the guarantors, other than excluded property, as defined in the Senior Secured Second Lien Indenture. The Second Lien Notes and the guarantees are effectively junior to any of MTR's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral to the extent of the value of the collateral securing such obligations.

        The indenture governing the Second Lien Notes contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR's credit facilities, we are required to repay debt under its credit facility or make an offer to purchase Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the Second Lien Notes). As of December 31, 2014, the Company was in compliance with the covenants under the indenture relating to the Second Lien Notes.

        MTR may redeem some or all of the Second Lien Notes prior to August 1, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, MTR may redeem the Second Lien Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, MTR Gaming repurchased $10 million in aggregate principal amount of its 11.5% Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is approximately $10.9 million.

  Credit Facility

        On August 1, 2011, MTR entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. On December 5, 2014, we terminated the Credit Facility. There were no borrowings outstanding under the Credit Facility at the time of its termination. We terminated the Credit Facility because it determined that it had sufficient capital resources to meet its expected liquidity needs without incurring borrowings under the Credit Facility. We did not incur any fees or penalties in connection with the termination of the Credit Facility.

Contractual Obligations

        The following table provides a summary of our estimated contractual payment obligations as of December 31, 2014.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$560.7	$—	$—	$—	$560.7
Interest on indebtedness	295.5	64.5	128.9	102.1	—
Operating leases(2)	1.6	1.1	0.5	—	—
Gaming tax and license fees(3)	63.3	12.5	25.3	25.5	See note(3)
Purchase and other contractual obligations	0.8	0.7	0.1	—	—
Minimum purse obligations(4)	20.0	20.0	—	—	—
Contingent earn-out payments(5)	0.9	0.1	0.2	0.2	0.4
Regulatory gaming assessments(6)	4.5	0.4	1.0	1.2	1.9

Total	$947.3	$99.3	$156.0	$129.0	$563.0

(1)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 8 to our consolidated financial statements for additional information about our debt and related matters.

(2)
Our operating lease obligations are described in Note 14 to our consolidated financial statements.

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

(4)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($95,000 for 2015) for the term of the agreement which expires on December 31, 2015.

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

(6)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 14 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

        The table above excludes certain commitments as of December 31, 2014, for which the timing of expenditures associates with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will be approximately $2.2 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2014 is $5.0 million. The Company paid approximately $0.4 million during the year ended December 31, 2014.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 14 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

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

        Business Combinations.    We applied the provisions of ASC 805-Business Combinations, in the accounting for the Mergers. It required us to recognize our assets and liabilities at the Acquisition Date fair values. Goodwill as of the acquisition date was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we used our best estimates and assumptions to accurately value assets and liabilities at the Acquisition Date, our estimates were inherently uncertain and subject to refinement. As of December 31, 2014, we have finalized our determination of the values of assets and liabilities, and any subsequent adjustments will be recorded in our consolidated statements of operations.

        Accounting for business combinations required management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names and customer loyalty programs. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. The primary assumptions with respect to our trade names and customer loyalty program intangibles primary assumptions were selecting the appropriate royalty rates and cost estimates for replacement cost analyses

        The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer would have had to issue to the owners of the accounting acquire to give them the same percentage interest in the combined entity. However, in reverse acquisitions that occur between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally is a more reliable determination of the fair value than the fair value of the accounting acquirer's untraded equity securities, and, as such, is generally used in calculating the purchase consideration.

        In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We will reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to our final determination of the tax allowance's or contingency's estimated value changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of operations and could have a material impact on our results of operations and financial position.

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

        Property and Equipment and Other Long-Lived Assets.    As a result of the application of purchase accounting, land, buildings and improvements and furniture and equipment were recorded at their estimated fair value and useful lives as of the Acquisition Date. Additions to property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.

        Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360-Property, Plant, and Equipment. The Company evaluates its long-lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Based on the results of our periodic reviews we have not recorded any impairment losses during the years ended December 31, 2014, 2013 and 2012.

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

        For each of the three years in the period ended December 31, 2014, we had substantially all non-operating real properties appraised by an independent appraisal company. Based upon the results of the 2014 appraisals, no adjustments to the carrying values of non-operating real properties were necessary for the year ended December 31, 2014. We do not anticipate that we will be able to sell the majority of these assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2014.

        Goodwill and Other Indefinite-lived Intangible Assets.    Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the acquired business. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired.

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The market approach is based on the Company's market capitalization at the testing date. The aggregate carrying value of the Company's goodwill is $66.8 million as of December 31, 2014.

        Other indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment within the consolidated statement of operations in the period of review. Our indefinite-lived intangible assets consist of racing and gaming licenses, trade names and customer loyalty programs.

        The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore, market participant would consider the licenses in aggregate. The fair value of the licenses is calculated using an excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the property to the gaming license intangible assets less charges for the use of the other identifiable assets of the property, including working capital, fixed assets, and other intangible assets. We believe this methodology is appropriate as the gaming licenses are the primary asset to the properties, the licenses are linked to each respective facility and it's the lowest level at which discrete cash flows can be directly attributable to the assets. Under the gaming legislation applicable to our properties, licenses are property specific and can only be acquired if a buyer acquires the existing facility. Because existing licenses may not be acquired and transferred for use at a different facility, the estimated future cash flows of each of our properties was the primary assumption in the valuation of such property. The aggregate carrying value of the Company's gaming license intangibles is $461.5 million as of December 31, 2014.

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

        The Company values trade names using the relief-from-royalty method. Royalty rates range from 0.5% - 1.0%. The customer loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is being amortized on a straight-line basis over a one year useful life. The aggregate carrying value of trade names and customer loyalty program intangibles as of December 31, 2014 is $6.7 million and $4.8 million, respectively.

        We believe we have used reasonable estimates and assumptions to calculate the fair value of our other indefinite-lived intangible assets; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

        No impairment charges were recorded for our other indefinite-lived intangible assets in any of the fiscal years presented.

        Frequent Players Program.    We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $0.7 million and $0.8 million at December 31, 2014 and 2013, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

        Income Taxes.    Prior to the Mergers, the Company and its subsidiaries filed U.S. federal income tax returns and various state and local income tax returns. Beginning September 19, 2014, in connection with the Mergers, the Company and its subsidiaries will be included in the consolidated U.S. federal income tax returns filed by ERI. The allocation of the Company's share of the consolidated income tax expense is determined under the separate return method. Under this method, the Company determines its income tax provision as if it filed a separate income tax return. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. The Company estimated its annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information impacting the estimated annual effective income tax rate were reflected as adjustments in the current period.

        The income tax provision results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of the Company's net operating losses and net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), the Company expects to continue to provide for a full valuation allowance against substantially all of the net federal and the net state deferred tax assets.

        For income tax purposes the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring the Company's need for a valuation allowance against the net deferred tax assets. Therefore, the Company expects to record non-cash deferred tax expense as the Company amortizes these assets for tax purposes.

        Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2014 and 2013.

        Litigation, Claims and Assessments.    We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimates, which may have an adverse effect on our financial position, results of operations or cash flows. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. Qualitative and quantitative disclosures are also required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 supersedes and replaces nearly all existing revenue recognition guidance under US GAAP. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern" (Subtopic 205-40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity's ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on its consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-1, "Income Statement—Extraordinary and Unusual Items" (Subtopic 225-20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company believes that the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements, of which there are none outstanding at December 31, 2014.

        The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2014.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements and accompanying footnotes are set forth on pages F-1 through F-44 of this report.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for MTR Gaming Group, Inc. and subsidiaries (the "Company").

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K Annual Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The attestation report of the Company's registered public accounting firm is not required under the SEC's rules, which permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

        During the quarter ended December 31, 2014, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item will be included in an amendment to our Form 10-K that will be filed with the Securities and Exchange Commission no later than April 30, 2015.

        Our parent company, Eldorado Resorts, Inc. ("ERI"), has adopted a code of ethics and business conduct applicable to all directors and employees of ERI and its subsidiaries, including the chief executive officer, chief financial officer and principal accounting officer. The code of ethics and business conduct is posted on ERI's website, http://www.eldoradoresorts.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at Eldorado Resorts, Inc., c/o corporate secretary, P.O. 356, Chester, West Virginia, 26034. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of the ERI code of ethics and business conduct by posting such information on ERI's website.

Item 11.    Executive Compensation.

        The information required by this Item will be included in an amendment to our Form 10-K that will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 12.    Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item will be included in an amendment to our Form 10-K that will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 13.    Certain Relationships, Related Transactions and Director Independence.

        The information required by this Item will be included in an amendment to our Form 10-K that will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item will be included in an amendment to our Form 10-K that will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Part IV

Item 15.    Financial Statement Schedules.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

        MTR Gaming Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ GARY L. CARANO Gary L. Carano	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ ROBERT M. JONES Robert M. Jones	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
/s/ THOMAS R. REEG Thomas R. Reeg	Director	March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
MTR Gaming Group, Inc.

        We have audited the accompanying consolidated balance sheets of MTR Gaming Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholder's equity and cash flows for the period September 19, 2014 through December 31, 2014 (Successor), and the Predecessor periods January 1, 2014 through September 18, 2014 and the years ended December 31, 2013 and 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTR Gaming Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the period September 19, 2014 through December 31, 2014 (Successor), and the Predecessor periods January 1, 2014 through September 18, 2014 and the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Las Vegas, Nevada
March 16, 2015

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60,650	$100,124
Restricted cash	5,413	7,255
Accounts receivable, net of allowance for doubtful accounts of $175 in 2014 and $151 in 2013	2,912	4,853
Inventories	3,911	4,272
Deferred financing costs	—	1,642
Prepaid expenses and other current assets	7,115	7,850

Total current assets	80,001	125,996
Property and equipment, net	283,191	371,364
Other intangible assets, primarily gaming licenses	471,339	136,080
Goodwill	66,826	—
Deferred financing costs, net of current portion	—	6,766
Deposits and other	3,950	1,985
Non-operating real property	16,419	10,769

Total assets	$921,726	$652,960

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$2,122	$2,998
Accrued gaming taxes and assessments	10,346	9,947
Accrued payroll and related	4,785	5,466
Interest payable	26,865	27,344
Accrued other liabilities	17,321	17,159
Construction project and equipment liabilities	2,333	788
Deferred income taxes	1,474	837

Total current liabilities	65,246	64,539
Long-term debt	610,827	558,834
Other regulatory gaming assessments	4,572	4,806
Long-term compensation	—	871
Deferred income taxes	145,054	17,412
Other long-term liabilities	2,439	497

Total liabilities	828,138	646,959

Stockholder's equity:
Common stock	—	—
Additional paid-in capital	103,011	65,047
Accumulated deficit	(9,510)	(59,143)
Accumulated other comprehensive income (loss)	87	(127)

Total stockholder's equity of MTR Gaming Group, Inc.	93,588	5,777
Non-controlling interest of discontinued operations	—	224

Total stockholder's equity	93,588	6,001

Total liabilities and stockholder's equity	$921,726	$652,960

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor	Predecessor
	Period from September 19 to December 31, 2014	Period from January 1 to September 18, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Operating revenues:
Gaming	$113,674	$320,366	$454,583	$445,848
Pari-mutuel commissions	1,986	8,014	11,163	10,368
Food and beverage	9,109	25,319	35,264	30,923
Hotel	1,360	3,489	5,367	5,566
Other	3,958	9,619	12,692	11,392

	130,087	366,807	519,069	504,097
Less—promotional allowances	(5,919)	(14,930)	(21,278)	(17,108)

Net operating revenues	124,168	351,877	497,791	486,989

Operating expenses:
Gaming	67,801	190,305	268,302	268,540
Pari-mutuel commissions	2,411	8,053	10,794	10,572
Food and beverage	8,329	21,222	30,080	26,745
Hotel	870	2,087	3,190	3,348
Other	2,093	5,740	7,680	6,702
Marketing and promotions	4,426	10,467	16,191	13,859
General and administrative	17,886	47,081	62,818	61,104
Depreciation and amortization	12,289	22,231	30,458	27,511

Total operating expenses	116,105	307,186	429,513	418,381
Loss on the sale or disposal of property	—	184	38	(52)
Project opening costs	—	—	—	2,705
Strategic transaction costs	1,063	7,620	4,365	—

Operating income	7,000	36,887	63,875	65,955

Other income (expense):
Loss on debt extinguishment	(90)	—	—	—
Interest income	3	6	32	168
Interest expense	(15,311)	(49,838)	(69,571)	(67,993)

Total other expense	(15,398)	(49,832)	(69,539)	(67,825)

Loss from continuing operations before income taxes	(8,398)	(12,945)	(5,664)	(1,870)
Provision for income taxes	(1,112)	(2,837)	(3,467)	(3,577)

Loss from continuing operations	(9,510)	(15,782)	(9,131)	(5,447)
Discontinued operations:
Loss from discontinued operations before income taxes and non-controlling interest	—	—	—	(278)

(Provision) benefit for income taxes	—	—	—	—

Loss from discontinued operations before non-controlling interest	—	—	—	(278)
Non-controlling interest	—	—	—	1

Loss from discontinued operations	—	—	—	(277)

Net loss	$(9,510)	$(15,782)	$(9,131)	$(5,724)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Successor	Predecessor
	Period from September 19 to December 31, 2014
		Period from January 1 to September 18, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Net loss	$(9,510)	$(15,782)	$(9,131)	$(5,724)
Other comprehensive income, net of tax:
Defined benefit pension plan:
Changes in unamortized net pension(1)	87	21	214	63

Comprehensive loss, net of tax	$(9,423)	$(15,761)	$(8,917)	$(5,661)

(1)
Amount was shown net of tax of $50 for the period September 19 to December 31, 2014 (Successor). No tax expense or benefit was recognized for the Predecessor periods January 1 to September 18, 2014 and the years ended December 31, 2013 and 2012.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.
(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balances, December 31, 2011
(Predecessor)	27,656,019	$—	$62,804	$(44,288)	$(404)	$18,112
Net loss	—	—	—	(5,724)	—	(5,724)
Pension other comprehensive gain	—	—	—	—	63	63
Stock-based compensation	48,184	—	1,018	—	—	1,018

Balances, December 31, 2012
(Predecessor)	27,704,203	—	63,822	(50,012)	(341)	13,469
Net loss	—	—	—	(9,131)	—	(9,131)
Pension other comprehensive gain	—	—	—	—	214	214
Stock-based compensation	239,187	—	1,225	—	—	1,225

Balances, December 31, 2013
(Predecessor)	27,943,390	—	65,047	(59,143)	(127)	5,777
Net loss	—	—	—	(15,782)	—	(15,782)
Pension other comprehensive gain	—	—	—	—	21	21
Stock-based compensation	941,873	—	1,331	—	—	1,331
Repurchase of shares for Merger consideration ($35.0 million repurchase of which $5.0 million was contributed by Eldorado)	(5,785,123)	—	(30,000)	—	—	(30,000)

Balances, September 18, 2014
(Predecessor)	23,100,140	$—	$36,378	$(74,925)	$(106)	$(38,653)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Beginning balance based on purchase agreement, September 19, 2014
(Successor)	1,000	$—	$103,011	$—	$—	$103,011
Net loss	—	—	—	(9,510)	—	(9,510)
Pension other comprehensive gain, net of tax of $50	—	—	—	—	87	87

Balances, December 31, 2014
(Successor)	1,000	$—	$103,011	$(9,510)	$87	$93,588

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor	Predecessor
	Period from September 19 to December 31, 2014	Period from January 1 to September 18, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Cash flows from operating activities:
Net loss	$(9,510)	$(15,782)	$(9,131)	$(5,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,289	22,231	30,458	27,511
Amortization of deferred financing fees and (premium) discount	(3,114)	2,696	3,759	3,768
Loss on debt extinguishment	90	—	—	—
Provision (recovery) for bad debts	(22)	67	71	118
Stock-based compensation expense	—	1,310	950	1,060
Change in fair value of acquisition related contingencies	16	37	83
Deferred income taxes	1,063	2,499	4,152	3,515
Loss on the sale or disposal of property	—	184	38	(52)
Change in operating assets and liabilities:
Accounts receivable	2,342	(446)	(973)	485
Other current assets	2,505	(704)	(1,951)	(1,018)
Accounts payable	2,157	(2,761)	(1,898)	4,516
Accrued liabilities	15,466	(17,738)	1,500	10,532
Other regulatory gaming assessments	99	(206)	(466)	(124)
Incentive compensation	—	(1,435)	603	629

Net cash provided by (used in) continuing operating activities	23,381	(10,048)	27,195	45,216
Net cash used in discontinued operating activities	—	—	(10)	(91)

Net cash provided by (used in) operating activities	23,381	(10,048)	27,185	45,125

Cash flows from investing activities:
(Increase) decrease in restricted cash	(2,257)	4,099	(3,167)	(2,942)
Increase (decrease) in deposits and other	12	(439)	106	(6)
Decrease in funds held for construction project	—	—	—	130,114
Payment of Ohio video lottery terminal license fee	—	—	(25,000)	(25,000)
Proceeds from the sale of property and equipment	3	55	206	5
Proceeds from the sale of non-operating real property	—	—	—	449
Reimbursement of capital expenditures from West Virginia regulatory authorities	799	628	2,882	1,076
Capital expenditures, net of payables	(3,816)	(11,262)	(17,534)	(119,136)

Net cash used in investing activities	(5,259)	(6,919)	(42,507)	(15,440)

Cash flows from financing activities:
Financing costs paid	—	—	—	(157)
Proceeds from exercise of stock options	—	773	564	—
Purchase and retirement of treasury stock	—	(377)	(231)	—
Purchase of shares for Merger consideration	—	(30,000)	—	—
Repurchase of Senior Secured Notes	(11,025)	—	—	—

Net cash (used in) provided by financing activities	(11,025)	(29,604)	333	(157)

Net increase (decrease) in cash and cash equivalents	7,097	(46,571)	(14,989)	29,528
Cash and cash equivalents, beginning of period	53,553	100,124	115,113	85,585

Cash and cash equivalents, end of period	$60,650	$53,553	$100,124	$115,113

Supplemental disclosure of cash flow information:
Interest paid	$246	$65,727	$65,753	59,549

Local income taxes paid	$360	$88	$235	$336

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1. ORGANIZATION AND BASIS OF PRESENTATION

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

        In September 2013, we entered into a merger agreement to facilitate a business combination with Eldorado HoldCo LLC, a Nevada limited liability company ("Eldorado"), and formed several entities to facilitate the merger: Eclair Holdings Company, a Nevada corporation and wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a Delaware corporation and wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a Nevada limited liability company and wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations for 2013.

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

Basis of Presentation

        The Mergers were accounted for as a reverse acquisition of the Company by Eldorado under accounting principles generally accepted in the United States. Under the acquisition method of accounting, Eldorado is treated as the accounting acquirer and the Company is treated as the legal acquirer, resulting in the Company applying fair value accounting to its assets and liabilities as of the Acquisition Date. Accordingly, the consolidated financial statements and the notes to the consolidated financial statements are presented in two distinct periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Mergers. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods have been prepared under two different historical-cost basis of accounting and are not comparable. In addition, the accompanying consolidated financial statements for the Successor period were prepared to conform to the financial statement presentation of Eldorado. We have reclassified certain amounts for the prior year to conform to the Successor presentation. These

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

reclassifications, as detailed below, had no impact on income from operations or net income as previously reported.

        Earnings per share information has not been presented because the Company's stock is no longer publicly traded.

Reclassifications

        Reclassifications to the consolidated statements of operations for the Predecessor periods are as follows:

	Predecessor
	Period from January 1 to September 18,	Year ended December 31,	Year ended December 31,
	2014	2013	2012
	(in thousands)
Hotel revenues were reclassified from food, beverage and lodging revenues to their own financial statement line item	$3,489	$5,367	$5,566
Hotel expenses were reclassified from food, beverage and lodging expense to their own financial statement line item	997	1,436	1,509
Utility expenses were reclassified from gaming, pari-mutuel, food and beverage, hotel, other, marketing and promotions to general and administrative expenses	1,708	2,538	2,786
Surveillance expenses were reclassified from general and administrative expenses to gaming expenses	1,703	2,369	2,199
Reservation expenses were reclassified from other expenses to hotel expenses	175	246	255
Hotel housekeeping expenses were reclassified from general and administrative expenses to hotel expenses	1,406	2,083	2,221

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation. Non-controlling interests represent the proportionate share of the equity that is owned by third parties in discontinued operations controlled by the Company. The net income or loss, if any, of such discontinued operations is allocated to the non-controlling interests based on their percentage

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ownership throughout the year. The Company operated in one reportable segment at December 31, 2014 and 2013.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. Cash and cash equivalents also includes cash maintained for gaming operations.

Restricted Cash

        Restricted cash includes unredeemed winning tickets from our racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. The Company maintains renewable short-term certificates of deposit in the amount of $0.3 million.

Concentration of Credit Risk

        The Company's operations are in limited market areas. Therefore, the Company is subject to risks inherent within those markets. To the extent that new casinos enter into the markets or hotel room capacity is expanded, competition will increase. The Company may also be affected by economic conditions in the United States and globally affecting the markets or trends in visitation or spending in the markets in which it operates.

        We maintain cash balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. See Note 9 for additional information.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

        Costs that we incur in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying debt. During the year ended December 31, 2013, we did not incur any financing costs. During the year ended December 31, 2012, we incurred deferred financing costs of $0.2 million. As a result of the Mergers, the long term debt assumed on the Acquisition Date was fair valued based on quoted market prices, resulting in the elimination of the deferred financing costs and the recognition of a premium on the fair value adjustment during the Successor period.

        Expense for the amortization of deferred financing fees and original issue discount, was $2.7 million, $3.8 million and $3.8 million for the period January 1 to September 18, 2014 (Predecessor), and the years ended December 31, 2013 and 2012, respectively. Amortization of the debt premium was $3.1 million for the period September 19 to December 31, 2014 (Successor). The amortization of deferred financing fees, original issue discount, and premium are included in interest expense in the accompanying consolidated statements of operations.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. We capitalize direct materials, labor and interest during construction periods. Gains or losses on the disposal of property and equipment are included in operating income.

        Interest is allocated and capitalized to construction in progress by applying our cost of borrowing rate to qualifying assets. No interest was capitalized during the periods ended December 31, 2014 or during the year ended December 31, 2013. During the year ended December 31, 2012, $1.3 million of interest was capitalized primarily as a result of construction of the video lottery terminal ("VLT") gaming facility at Scioto Downs.

Long-Lived and Finite-Lived Intangible Assets and Non-Operating Real Properties

        Long-lived assets are assessed for impairment in accordance with Accounting Standard Codification ("ASC") 360—Property, Plant, and Equipment. The Company evaluates its long-lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3). Based on the results of our periodic reviews, we have not recorded any impairment losses during the years ended December 31, 2014, 2013 and 2012.

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and have declared our intent to sell those assets. No less than annually, we obtain independent appraisals of the fair value of these assets. When indicators of impairment are

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which fall within Level 3 of the fair value hierarchy. In connection with the Mergers, as discussed in Note 3, the non-operating real properties were adjusted to fair value on the Acquisition Date. Based upon the results of the 2013 and 2012 appraisals, no adjustments to the carrying values of non-operating real properties were necessary.

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2014.

Goodwill and Other Indefinite-lived Intangible Assets

        Goodwill and Other indefinite-lived intangible assets are required to be evaluated for impairment no less than annually in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the acquired business. Other indefinite-lived intangible assets consist of racing and gaming licenses, trade names and customer loyalty programs. Goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired.

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The market approach is based on the Company's market capitalization at the testing date. Other indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment loss within the consolidated statement of operations in the period of review.

        The fair value measurements employed for our impairment evaluations of Goodwill and other indefinite-lived intangible assets are generally based on a discounted cash flow approach and review of market data, which fall within Level 3 of the fair value hierarchy. See Note 6 for further discussion.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $0.7 million and $0.8 million as of December 31, 2014 and 2013, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

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

Promotional Allowances and Complimentaries

        We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances.

        The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Successor	Predecessor
	Period from September 19 to December 31,	Period from January 1 to September 18,
			Year Ended December 31,	Year Ended December 31,

	2014	2014	2013	2012

Food and beverage	$4,695	$11,775	$16,881	$12,886
Hotel	785	2,098	2,984	2,955
Other	439	1,057	1,413	1,267

	$5,919	$14,930	$21,278	$17,108

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The cost of providing such complimentary services is as follows (in thousands):

	Successor	Predecessor
	Period from September 19 to December 31,	Period from January 1 to September 18,
			Year Ended December 31,	Year Ended December 31,

	2014	2014	2013	2012

Food and beverage	$2,481	$6,236	$8,942	$7,057
Hotel	235	630	895	887
Other	237	573	691	561

	$2,953	$7,439	$10,528	$8,505

        We provide certain beverages gratuitously to customers through our self-service beverage stations at the properties. For the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor), and the years ended December 31, 2013 and 2012, the cost of these complimentaries was $0.3 million, $1.0 million, $1.5 million and $1.3 million, respectively, and are included within marketing and promotions expense in our consolidated statements of operations. The retail value of such complimentaries was approximately $1.0 million, $3.2 million, $5.1 million and $4.5 million for the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor), and the years ended December 31, 2013 and 2012, respectively.

Advertising

        Advertising costs are expensed as incurred and are included in marketing and promotions expense. Advertising costs were $4.4 million, $10.5 million, $16.3 million and $16.9 million for the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor), and the years ended December 31, 2013 and 2012, respectively. Advertising costs are reduced by advertising grants received from the State of West Virginia and the Pennsylvania Horsemen's Benevolent & Protective Association. Advertising costs were reduced by $0.3 million, $0.2 million, $0.7 million and $0.6 million for the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor), and the years ended December 31, 2013 and 2012, respectively.

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

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

        Prior to the Mergers, we accounted for stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees and non-employee members of the Board of Directors, including grants of stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier.

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern" (Subtopic 205-40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity's ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on its consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-1, "Income Statement—Extraordinary and Unusual Items" (Subtopic 225-20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company believes that the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements

3. MERGER AND PURCHASE ACCOUNTING

        On September 19, 2014, the Company and Eldorado combined their businesses through the Mergers, as defined above, consummated pursuant to the Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, NewCo and certain affiliates of NewCo and Eldorado (the "Merger Agreement").

        Pursuant to the Merger Agreement, upon completion of the MTR Merger, subject to proration, each outstanding share of the Company's common stock, par value $0.00001 per share, was converted into the right to elect to receive either $6.05 per share in cash or one share of ERI's common stock, par value $0.00001 per share. Pursuant to the proration procedures provided in the Merger Agreement, former MTR shareholders received (in the aggregate) a cash payment of $35.0 million (of which $30.0 million was funded by MTR and $5.0 million by Eldorado).

Consideration Transferred

        The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, Eldorado, would have had to issue to the owners of the accounting acquiree, MTR, to give them the same percentage interest in the combined entity. However, in reverse acquisitions that occur between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally is a more reliable determination of the fair value than the fair value of the accounting acquirer's untraded equity

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. MERGER AND PURCHASE ACCOUNTING (Continued)

securities, and, as such, is generally used in calculating the purchase consideration. Accordingly, the following table provides the calculation of the purchase price, which was calculated using the fair value of the MTR's common stock, based on the closing stock price of $4.43 on the Acquisition Date, as well as a reconciliation of the total shares outstanding as of the Acquisition Date.

ERI Outstanding Share Calculation
Shares Issued to Eldorado(i)	23,286,202
Number of MTR shares outstanding at the Acquisition Date(ii)	28,386,084
MTR RSUs that vested upon closing of the Mergers(iii)	499,179

Total ERI shares outstanding—before share repurchase	52,171,465
MTR shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)

Total ERI shares outstanding at Acquisition Date(iv)	46,386,342

Eldorado % ownership	50.20%
MTR % ownership	49.80%
Consideration Transferred (dollars in thousands, except shares and stock price)
Number of MTR shares outstanding at the Acquisition Date	28,386,084
MTR RSUs that vested upon closing of the Mergers	499,179
MTR shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)

Total net MTR shares	23,100,140
FMV of MTR common stock at Acquisition Date	$4.43

Fair Value of MTR shares	$102,334
Fair Value of MTR stock options(iii)	677

Total consideration transferred	$103,011

(i)
The number of shares issued to members of Eldorado in the Mergers as merger consideration was determined pursuant to the terms of the Merger Agreement. The shares have been adjusted based upon the final review, as defined in the Merger Agreement. As a result, 25,290 escrow shares previously issued were returned to Authorized and Unissued.

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

(iv)
The number of shares issued and outstanding, after settlement of the escrow shares, as determined pursuant to the terms of the Merger Agreement.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. MERGER AND PURCHASE ACCOUNTING (Continued)

Final Purchase Price Allocation

        The following table summarizes the final allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed at the Acquisition Date. The fair values are based on management's analysis, including final work performed by third-party valuation specialists.

        Goodwill, the excess of the purchase price over the fair market value of the net assets acquired, in the amount of $66.8 million, was recorded as of the Acquisition Date. The Company considers the goodwill to represent benefits that are expected to be realized as a result of the Mergers, including, but not limited to, the expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

        The following table summarizes the final purchase price allocation of the acquired assets and assumed liabilities as recorded at fair value on the Acquisition Date (dollars in thousands):

Current and other assets	$75,031
Property and equipment	289,211
Goodwill	66,826
Intangible assets(1)	473,000
Other noncurrent assets	20,381

Total assets	924,449
Current liabilities	46,446
Long term debt(2)	624,877
Deferred income taxes(3)	143,104
Other noncurrent liabilities	7,011

Total liabilities	821,438

Net assets acquired	$103,011

(1)
Intangible assets consist of gaming licenses, trade names and customer loyalty programs.

(2)
Long term debt was comprised of MTR Gaming's $570.7 million 11.5% Senior Secure Second Lien Notes due August 2019.

(3)
Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain noncurrent liabilities and long term debt.

        During the fourth quarter of 2014, we finalized our valuation procedures and adjusted the preliminary purchase price allocations, as disclosed in the September 30, 2014 Form 10-Q, to their updated values. The significant changes in values are as follows; $19.0 increase in property and equipment, $36.4 million increase in intangible assets, $14.6 million increase in deferred income taxes, $2.0 million increase in other noncurrent liabilities and a $37.9 million decrease in goodwill. These changes were primarily related to management finalizing its financial forecasts and refining certain operating and competitive assumptions. The Company recorded the incremental depreciation and

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. MERGER AND PURCHASE ACCOUNTING (Continued)

amortization expense from the Acquisition Date through December 31, 2014 based on the revised measurement of property and equipment and definite-lived intangible assets. The incremental expense recorded was not material.

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

        Management has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC 350. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company's own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The Company has licenses in Pennsylvania, West Virginia and Ohio. The renewal of each state's gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state's gaming regulator, and meeting certain inspection requirements. However, the Company's historical experience has not indicated, nor does management expect, any limitations regarding its ability to continue to

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. MERGER AND PURCHASE ACCOUNTING (Continued)

renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has concluded that the useful lives of these licenses are indefinite.

        Trade names were valued using the relief-from-royalty method. The customer loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are being amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is being amortized on a straight-line basis over a one year useful life. The weighted average useful life of all amortizing intangible assets related to the Mergers is approximately 1.7 years.

        Existing long term debt assumed on the Acquisition Date was fair valued based on quoted market prices.

        Deferred income tax assets and liabilities as of the Acquisition Date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

Unaudited Pro Forma Information

        The following table includes the unaudited pro forma results for the years ended December 31, 2014 and 2013, which gives effect to the Mergers as if they had occurred on January 1, 2013. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Mergers been consummated on January 1, 2013.

	2014	2013
	(in thousands)
Net revenues	$476,045	$497,791
Net loss	$(6,543)	$(1,818)

4. DISCONTINUED OPERATIONS

        Our wholly-owned subsidiary, Jackson Racing, Inc., holds a 90% interest in Jackson Trotting Association, LLC, which operated Jackson Harness Raceway in Jackson, Michigan. On December 4, 2008, Jackson Trotting ceased the racing and simulcast wagering operations at Jackson Harness Raceway and surrendered its racing license to the Michigan Racing Commission. During the year ended December 31, 2012, we recorded expense of approximately $0.3 million related to the settlement of a matter related to a former employee of Jackson Trotting Association, LLC. As of December 31, 2014 and 2013, the Company has net liabilities of discontinued operations of $0.1 million which are included in other accrued liabilities in the accompanying consolidated balance sheets.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		Successor	Predecessor
	Estimated Service Life (years)	December 31, 2014	December 31, 2013
Land	—	$10,510	$68,004
Building and improvements	10 - 40	210,800	336,724
Equipment	5 - 7	43,875	213,627
Furniture and fixtures	3 - 15	27,241	23,280
Construction in progress	—	1,272	759

		293,698	642,394
Less accumulated depreciation		(10,507)	(271,030)

		$283,191	$371,364

        Depreciation expense related to property and equipment was $10.6 million during the period September 19 to December 31, 2014 (Successor) and $22.2 million during the period January 1 to September 18, 2014 (Predecessor). Depreciation expense related to property and equipment during the years ended December 31, 2013 and 2012 was $30.5 million and $27.5 million, respectively.

        The West Virginia Racing Commission reimbursed Mountaineer for certain capital expenditures. These reimbursements are reflected within investing activities in our accompanying consolidated statements of cash flows. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to the basis of the capitalized fixed assets. Such adjustments did not have a material impact on our consolidated financial statements. Mountaineer received reimbursements aggregating $0.2 million during the period September 19 to December 31, 2014 (Successor). Mountaineer did not receive any reimbursements during the period January 1 to September 18, 2014 (Predecessor). During the years ended December 31, 2013 and 2012, Mountaineer received reimbursements aggregating $1.1 million and $0.2 million, respectively. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

        In addition to the racing funds discussed above, Mountaineer also participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission, of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. On qualified capital expenditures, Mountaineer was reimbursed $0.6 million during the period September 19 to December 31, 2014 (Successor) and $0.6 million during the period January 1 to September 18, 2014 (Predecessor). During the years ended December 31, 2013 and 2012, Mountaineer was reimbursed $1.8 million and $0.8 million, respectively, on qualified capital expenditures. As of December 31, 2014, Mountaineer remains eligible for

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

5. PROPERTY AND EQUIPMENT (Continued)

$5.8 million under annual modernization fund grants that expire in varying dates through June 30, 2016.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The gross carrying value, accumulated impairment and net carrying value of each major component of our goodwill and other intangible assets at December 31 is as follows:

	Successor
	December 31, 2014
	Gross Carrying value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
	(in thousands)			(in years)
Goodwill	$66,826	$—	$66,826	N/A
Gaming licenses (indefinite-lived)	461,500	—	461,500	N/A
Trade names	6,700	(547)	6,153	3.2
Customer loyalty programs	4,800	(1,114)	3,686	0.7

Total goodwill and other intangible assets	$539,826	$(1,661)	$538,165

	Predecessor
	December 31, 2013
	Gross Carrying Value	Accumulated Impairment	Net Carrying Value	Weighted Average Amortization Period
	(in thousands)
Goodwill	$494	$494	$—	N/A
Gaming licenses (indefinite-lived)	136,080	—	136,080	N/A

Total goodwill and other intangible assets	$136,574	$494	$136,080

        As a result of the Mergers, the Company recorded goodwill with an aggregate carrying value of $66.8 million as of December 31, 2014.

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on a reporting units' projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The market approach is based on the Company's market capitalization at the testing date.

        Mountaineer, Presque Isle Downs and Scioto Downs are each required to maintain gaming and racing licenses (collectively, "Gaming Licenses") to operate. The value of the Gaming Licenses increased from $136.1 million, which reflected the purchase price allocation from the Scioto Downs business combination in 2003 and the original cost of the regulatory license fees before any facility was

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

operational, to $461.5 million, which reflects the fair value of the licenses calculated as of the Acquisition Date. The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore, a market participant would consider the licenses in aggregate. Gaming License rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Assessing the other indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate between assessments. Our properties' estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition. No impairment charges were recorded for our other indefinite-lived intangible assets in any of the fiscal years presented.

        In addition, the Company recorded other intangible assets for the fair value of the trade names and customer loyalty programs in connection with the Mergers. Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is amortized on a straight-line basis over a one year useful life. The Company incurred amortization expense of $1.7 million during the period September 19 to December 31, 2014 (Successor) which is included in depreciation and amortization in the consolidated statement of operations. We did not have any amortization expense during the Predecessor period. Based upon the amortizable intangible assets as of December 31, 2014, the estimated aggregate future amortization expense is $5.6 million for the year ended December 31, 2015 and $1.9 million for the year ended December 31, 2016, $1.9 million for the year ended December 31, 2017 and $0.4 million for the year ended December 31, 2017.

        We believe we have used reasonable estimates and assumptions to calculate the fair value of our Goodwill and Other indefinite-lived intangible assets; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

7. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Accrued purses and track related liabilities	$4,303	$5,456
Accrued real estate and property taxes	2,578	2,552
Slot and table jackpot liabilities	3,866	2,310
Outstanding ticket liabilities	776	726
Accrued legal settlements and insurance retention	528	1,413
Accrued professional fees	771	732
Frequent player point liabilities	746	772
Accrued severance	786	33
Other	2,967	3,165

Other current liabilities	$17,321	$17,159

8. LONG-TERM DEBT

        Long-term debt obligations are summarized as follows (in thousands):

	Successor	Predecessor
	December 31, 2014	December 31, 2013

11.5% Senior Secured Second Lien Notes	$560,664	$570,664
Unamortized premium (discount)	50,163	(11,830)

	$610,827	$558,834

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

        The Notes and the guarantees thereof are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by the Company's current and future domestic restricted subsidiaries, other than the Company's immaterial subsidiaries. The Notes are secured by a second priority lien on substantially all of the assets of the Company and the Guarantors, other than excluded property, as defined in the Indenture. The Notes and the guarantees are effectively junior to any of the

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

8. LONG-TERM DEBT (Continued)

Company's and the Guarantors' existing and future debt that is secured by senior or prior liens on the collateral; to the extent of the value of the collateral securing such obligations.

        The Indenture contains a number of customary covenants, including limitations on the payment of dividends and other restricted payments, making additional investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of the Company is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of the Company's credit facilities, the Company is required to repay debt under its credit facility or make an offer to purchase Notes with the excess cash flow amounts (as such term is defined in the). As of December 31, 2014, the Company was in compliance with the covenants under the Indenture.

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

Year	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, the Company repurchased $10.0 million in aggregate principle amount of the Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. We recognized a loss on extinguishment of debt of $0.1 million in the Successor period within the consolidated statements of operations

Credit Facility

        On August 1, 2011, we entered into a senior secured revolving credit facility (the "Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. On December 5, 2014, the Company terminated the Credit Facility. There were no borrowings outstanding under the Credit Facility at the time of its termination. The Company terminated the Credit Facility because it determined that it had sufficient capital resources to meet its expense liquidity needs without incurring borrowings under the Credit Facility. The Company did not incur any fees or penalties in connection with the termination of the Credit Facility.

Limitations on Dividends

        The Indenture limits our ability to pay dividends and any agreements governing debt that we incur in the future may contain similar limitations or prohibitions on our ability to make dividend payments. We currently intend to retain all earnings, if any, to finance and expand our operations.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

8. LONG-TERM DEBT (Continued)

Annual Commitments & Guarantees

        The Notes are payable in their entirety on August 1, 2019. We do not have any scheduled principal payments during the remaining maturity period ending August 1, 2019.

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

        Acquisition-related contingent considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under the earn-out provisions. We consider the acquisition related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 inputs within the fair value hierarchy.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

9. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

	December 31, 2014
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$5,680	$—	$—	$5,680

Total assets	$5,680	$—	$—	$5,680

Liabilities
Acquisition-related contingent considerations	$—	$—	$524	$524

Total liabilities	$—	$—	$524	$524

	December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$33,524	$—	$—	$33,524

Total assets	$33,524	$—	$—	$33,524

Liabilities
Acquisition-related contingent considerations	$—	$—	$586	$586

Total liabilities	$—	$—	$586	$586

        The following table represents the change in acquisition-related contingent consideration liabilities during the year ended December 31, 2014:

Balance as of December 31, 2013	$586
Amortization of present value discount(1)	75
Fair value adjustment for change in consideration expected to be paid(2)	(59)
Settlements	(78)

Balance as of December 31, 2014	$524

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations. Amortization of the present value discount resulted in interest expense of $38,000 during the period September 19 to December 31, 2014 (Successor) and $37,000 during the period January 1 to September 18, 2014 (Predecessor).

(2)
Prior to the Mergers, fair value adjustments for changes in earn-out estimates of $37,000 were recorded to indefinite-lived intangibles in the consolidated balance sheet in the

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

9. FAIR VALUE MEASUREMENTS (Continued)

  period January 1 to September 18, 2014 (Predecessor). Due to purchase accounting as a result of the Mergers, fair value adjustments for changes in earn-out estimates of $22,000 in the period September 19 to December 31, 2014 (Successor) were recorded to general and administrative expense in the consolidated statement of operations.

          The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the Notes (see Note 8) was $606.9 million at December 31, 2014 compared to a carrying value of $610.8 million at December 31, 2014. The fair value of the Notes was $634.8 million at December 31, 2013 compared to a carrying value of $558.8 million at December 31, 2013. The fair values of our Senior Secured Second Lien Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

  10. RETIREMENT PLANS

          In December 2008, we established the MTR Gaming Group, Inc. Retirement Plan (the "Retirement Plan"). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs' 401(k) plan were merged into the Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs' employees. Matching contributions by the Company were $0.1 million during the period September 19 to December 31, 2014 (Successor) and $38,000 during the period January 1 to September 18, 2014 (Predecessor). Matching contributions by the Company were $0.1 million for each of the years ended December 31, 2013 and 2012.

          Mountaineer's qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the Retirement Plan as previously discussed. Contributions to the plan are based on 0.25% of the race track and simulcast wagering handles and approximately 1.00% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state's June 30 fiscal year. Contributions to the plan were $0.4 million, $1.2 million, $1.8 million and $1.9 million, respectively, during the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 and the years ended December 31, 2013 and 2012. Contributions were made to the Retirement Plan for the benefit of Mountaineer employees.

          Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension income was $39,000 for the period September 19 to December 31, 2014 (Successor). Scioto Downs' pension expense for the period January 1 to September 18, 2014 (Predecessor) and during the years ended December 31, 2013 and 2012 was $4,000, $37,000 and $28,000, respectively. As of December 31, 2014, the fair value of the plan assets was approximately $1.2 million and the fair value of the benefit obligations was approximately $0.9 million, resulting in an over-funded status of $0.3 million. As of December 31, 2013, the fair value of the plan assets was approximately $1.1 million and the fair value of the benefit obligations was approximately $1.0 million, resulting in an over-funded status of $0.1 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

10. RETIREMENT PLANS (Continued)

  market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor) or the years ended December 31, 2013 or 2012.

  11. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION

  Common Stock

          On September 19, 2014, upon consummation of the Mergers, MTR became a wholly-owned subsidiary of ERI. As a result there is no longer a public trading market for MTR common stock.

  Stock and Incentive-Based Compensation

          The total incentive-based compensation expense is as follows (in thousands):

	Successor	Predecessor

	Period from September 19 to December 31, 2014	Period from January 1 to September 18, 2014

			Year ended December 31, 2013	Year ended December 31, 2012

Stock-based compensation expense	$—	$1,310	$950	$1,059
Performance award compensation expense	—	760	495	670

          Prior to the Mergers, nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") were approved by the Compensation Committee of the Board of Directors and are granted to executive officers, certain key employees and nonemployee members of the Board of Directors ("BOD") as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan").

          Stock Options primarily vested ratably over three years and RSUs granted to employees and executive officers primarily vested and became non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vested immediately with the underlying shares delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The Performance Awards relate to the achievement of defined levels of performance and are generally measured by the level of the Company's Corporate Free Cash Flow (as defined) over a one or two-year Performance Period depending upon the award agreement. If the Performance Award levels are achieved, the awards earned vested and became payable at the end of the Vesting Period, defined as either a one or two calendar year period following the Performance Period.

          In connection with the Mergers, any unvested awards granted pursuant to the 2010 Plan vested upon the Acquisition Date, and both vested and unvested equity awards granted under the 2010 Plan were converted into the right to receive shares of ERI common stock, or were exchanged for, or settled in, shares of ERI stock. As a result, immediately prior to the Mergers, all unrecognized compensation was immediately recognized as an expense in the Predecessor period.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

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

          All Performance Awards granted under the terms of the 2010 Plan vested and were paid by the Company upon the closing of the Mergers. The payment was recognized as a pre-acquisition expense of the Company and was recorded within general and administrative expense within the consolidated statement of operations. There are no remaining Performance Award obligations.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

          A summary of the Predecessor period Stock Option activity included in the three years ended December 31, 2014, 2013 and 2012 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
				(in years)
Outstanding—December 31, 2011	800,800	$2.04 - 16.27	$6.22	6.81
Granted	392,100	2.44 - 4.02	2.53
Exercised	—	—	—
Expired	(25,000)	15.00	15.00
Forfeited	(24,000)	8.00 - 16.27	14.24

Outstanding—December 31, 2012	1,143,900	2.04 - 16.27	4.59	7.10
Granted	216,800	3.94	3.94
Exercised	(259,449)	2.04 - 2.44	2.17
Expired	(86,000)	8.00	8.00
Forfeited	(163,251)	2.32 - 3.94	2.92

Outstanding—December 31, 2013	852,000	2.32 - 16.27	5.14	6.81
Granted	—	—	—
Exercised	(308,134)	2.32 - 3.94	2.51
Expired	—	—	—
Forfeited	(69,033)	2.44 - 3.94	3.25
Converted at Merger	(474,833)	2.44 - 16.27	7.13

Outstanding—September 19, 2014	—	$—	$—	$—

          The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $2.64 and $1.65 per share, respectively. There were no stock options granted during the year ended December 31, 2014.

          Cash received from the exercise of stock options was $0.8 million and $0.6 million for the year ended December 31, 2014 and 2013, respectively. The Company did not recognize a tax benefit from the stock option exercises as the Company is in a net operating loss carryforward position.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

          The fair value of each stock option granted under the 2010 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the years ended December 31, 2014, 2013 and 2012:

Assumptions:	2014	2013	2012
Expected dividend yield(1)	N/A	N/A	N/A
Expected stock price volatility(2)	N/A	77.4%	74.3%
Risk-free interest rates(3)	N/A	1.36%	1.32%
Expected life of options (in years)(4)	N/A	6.00	6.00

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

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the Predecessor period RSU activity included in the three years ended December 31, 2014, 2013 and 2012 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2011	227,769	$2.11	1.85	$0.4
Granted	192,790	3.39
Vested	(120,523)	3.58
Forfeited	—	—

Unvested outstanding as of December 31, 2012	300,036	2.35	1.65	1.3
Granted	163,768	3.94
Vested	(149,704)	3.12
Forfeited	(91,000)	2.70

Unvested outstanding as of December 31, 2013	223,100	2.85	1.65	1.2
Granted	85,100	5.26
Vested	(271,600)	3.58
Forfeited	(36,600)	3.06

Unvested outstanding as of September 19, 2014	—	$—	—	$—

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        The Company's accumulated other comprehensive (loss) income is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive (loss) income during the Predecessor and Successor periods is as follows (in thousands):

Balance as of December 31, 2013 (Predecessor)	$(127)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss(1)	21

Net current-period other comprehensive income	21

Balance as of September 18, 2014 (Predecessor)	$(106)

Balance as of September 19, 2014 (Successor)	$—
Other comprehensive gain before reclassifications (1)	87
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income	87

Balance as of December 31, 2014 (Successor)	$87

(1)
Amounts are presented after income tax, including consideration of related valuation allowance. No net tax benefit was recognized in the period ended September 18, 2014 (Predecessor). The amounts for the period September 19 to December 31, 2014 (Successor) are presented net of tax of $50.

        Amounts reclassified from accumulated other comprehensive loss are limited to the amortization of actuarial losses, which are a component of net periodic benefit cost. These reclassifications are included as a component of general and administrative expense in the accompanying consolidated statement of operations.

13. INCOME TAXES

        The Company will be included in the consolidated federal, state and local income tax returns filed by ERI for the period September 19 to December 31, 2014 (Successor). The allocation of the Company's share of ERI's consolidated income tax expense is determined under the separate return method. Under this method, the Company determines its income tax provision as if the Company filed a separate income tax return. The Company does not have tax sharing agreements with the other members within the consolidated ERI group.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

13. INCOME TAXES (Continued)

        The components of the Company's provision for income taxes are presented below (amounts in thousands):

	Successor	Predecessor

	September 19 to December 31, 2014	January 1 to September 18, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Current:
Federal	$(10)	$(29)	$(630)	$(109)
State and local	59	367	(55)	171

Total Current	49	338	(685)	62

Deferred:
Federal	846	2,031	3,424	2,944
State and local	217	468	728	571

Total Deferred	1,063	2,499	4,152	3,515

Provision for income taxes	$1,112	$2,837	$3,467	$3,577

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Successor	Predecessor

	September 19 to December 31, 2014	January 1 to September 18, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Balance January 1	$—	$—	$418	$418
Increase related to prior period tax positions	—	—	—	—
Reductions related to prior period tax positions	—	—	(418)	—

Balance December 31	$—	$—	$—	$418

        We do not expect a significant increase to the total amounts of unrecognized tax benefits within the next twelve months. We recognize interest accrued related to unrecognized tax benefits in income tax expense, and penalties in operating expense. No interest or penalties were recognized during the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor), and the year ended December 31, 2013. We recognized interest and penalties of $14,000 during 2012.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

13. INCOME TAXES (Continued)

        The following is a reconciliation of the statutory federal income tax rate (benefit) to the Company's effective tax rate:

	Successor	Predecessor

	September 19 to December 31, 2014	January 1 to September 18, 2014
			Year ended December 31, 2013	Year ended December 31 2012

Statutory federal income tax federal rate (benefit)	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes	(5.7)%	(2.2)%	(4.0)%	19.0%
Permanent items	4.7%	29.1%	2.4%	12.4%
Valuation allowance	48.7%	24.3%	102.9%	197.5%
Attribute adjustments and expirations	0.4%	4.0%	—	—
Tax contingencies	—	—	(3.8)%	—
Other	0.1%	1.7%	(1.3)%	(2.6)%

Effective tax rate	13.2%	21.9%	61.2%	191.3%

        The difference between the effective tax rate and statutory rate is primarily due to the federal and state valuation allowances on deferred tax assets. As a result of the operating losses, the Company expects to continue to provide a full valuation allowance against its federal and state deferred tax assets in future periods. The permanent items not deductible for income tax purposes resulted primarily from the payment of nondeductible expenses including $1.1 million, $9.6 million, $0.3 million and $0.4 million in the period September 19 to December 31, 2014 (Successor), and the Predecessor periods January 1 to September 18, 2014 and the years ended December 31, 2013 and 2012, respectively, related to merger facilitation costs and our lobbying efforts for gaming.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

13. INCOME TAXES (Continued)

purposes. Significant components of our net deferred tax assets and liabilities were as follows (in thousands):

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Deferred tax assets:
Loss and credit carryforwards	$43,903	$38,274
Impairment losses	—	4,031
Deferred expenses and accrued liabilities	4,464	5,291
Fixed assets	12,409	—
Debt	23,827	—
Stock-based compensation	179	1,634
Other	—	48

	84,782	49,278
Valuation allowance—federal deferred tax assets including federal net operating loss carryforwards	(72,257)	(29,588)
Valuation allowance—state deferred tax assets including state net operating loss carryforwards	(10,599)	(3,925)

Deferred tax assets	1,926	15,765

Deferred tax liabilities:
Identified intangibles	(146,715)	(12,365)
Fixed assets	—	(19,809)
Prepaid expenses	(1,721)	(1,840)
Other	(17)	—

Deferred tax liabilities	(148,454)	(34,014)

Net deferred tax liabilities	$(146,528)	$(18,249)

        Management determined the realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, due to the consumption of our net operating loss carryback potential, our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future. We have recorded a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. The Company has generated additional deferred tax liabilities related to the tax amortization of certain assets because these assets are indefinite-lived and are not amortized for book purposes. Specifically, deferred tax liabilities related to indefinite-lived assets include a deferred tax liability recorded in connection with the fair value adjustments related to the Mergers for gaming licenses and goodwill of approximately $135.9 million, and a deferred tax liability of approximately $2.2 million recorded in connection with the fair value adjustments related to the Mergers for land improvements. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

13. INCOME TAXES (Continued)

with indefinite-lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining a valuation allowance. This resulted in deferred tax expense related to naked credits of $1.1 million, $2.4 million, $3.4 million, and $2.8 million for the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor), and the years ended December 31, 2013 and 2012, respectively.

        Valuation allowances of $72.3 million and $29.6 million were provided at December 31, 2014 and 2013, respectively, for the Company's net federal deferred tax assets. In addition, valuation allowances of $10.6 million and $3.9 million were provided at December 31, 2014 and 2013, respectively, for state deferred tax assets. During 2014 and 2013, the aggregate valuation allowances for deferred tax assets increased by $49.3 million and $6.1 million, respectively. The 2014 increase primarily relates to the fair value adjustments recorded in connection with the Mergers and the increase in federal and state net operating loss carryforwards that are not considered more likely than not realizable. The 2013 increase primarily relates to the increase in federal and state net operating loss carryforwards that are not considered more likely than not realizable.

        For federal income tax purposes, we have $118.4 million in net operating loss carryforwards, $0.2 million in capital loss carryforwards, $0.6 million in alternative minimum tax credit carryforwards, and $0.5 million in other federal credit carryforwards at December 31, 2014. The net operating loss carryforwards begin to expire in 2027 and the capital loss carryforwards begin to expire in 2015. The alternative minimum tax credit can be carried forward indefinitely and the other federal credits begin to expire in 2026. We have state net operating loss carryforwards of $28.8 million that begin to expire in 2018.

        Utilization of net operating loss, credit and other carryforwards are subject to annual limitations due to ownership changes as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An ownership change is defined as a greater than 50% change in ownership over a three year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company had a "change in ownership" event that limits the utilization of net operating loss, credit and other carryforwards that were previously available to offset future taxable income. The "change in ownership" event occurred on September 19, 2014 in connection with the Mergers. This limitation resulted in no significant loss of federal attributes, but did result in significant loss of state attributes. The federal and state operating loss, credit and other carryforwards are stated net of limitations.

14. COMMITMENTS AND CONTINGENCIES

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

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

14. COMMITMENTS AND CONTINGENCIES (Continued)

Operating and Land Leases

        We lease certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari-mutuel equipment under operating leases. During the period September 19 to December 31, 2014 (Successor), the period January 1 to September 18, 2014 (Predecessor) and the years ended December 31, 2013 and 2012, total rent expense under these leases was $0.8 million, $1.9 million, $2.5 million and $4.9 million, respectively.

Future Minimum Lease Payments

        Future annual minimum payments under all material operating leases at December 31, 2014 were as follows:

Operating Leases
(in thousands)
2015	$1,121
2016	479
2017	33
2018	—
2019	—

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

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

14. COMMITMENTS AND CONTINGENCIES (Continued)

as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated the settlement will be concluded and the case voluntarily dismissed by June 30, 2015.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument is scheduled for June 23, 2015.

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

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheets at December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2014 (Successor) and December 31, 2013 (Predecessor) was $5.0 million and $5.2 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. As of and during the year ended December 31, 2014, our total estimated liability increased as a result of changes in the forecasted assumptions utilized in the model by $0.2 million and was recognized in gaming operating expenses ($0.1 million recognized during the period September 19 to December 31, 2014 (Successor) and $0.1 million recognized during the period January 1 to September 18, 2014 (Predecessor)). The Company paid approximately $0.1 million during the period September 19 to December 31, 2014 (Successor) and $0.3 million during the period January 1 to September 18, 2014 (Predecessor).

Agreements with Horsemen and Pari-mutuel Clerks

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

14. COMMITMENTS AND CONTINGENCIES (Continued)

owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2015, and a proceeds agreement until April 14, 2015. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two-year renewals unless either party requests re-negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

NOTE 15—RELATED PARTY

        In December 2014, we paid Eldorado $1.5 million for allocated corporate general and administrative costs incurred subsequent to the consummation of the Mergers through December 31, 2014.

        In addition, subsequent to the Mergers, our properties began purchasing Eldorado homemade pasta and other products for use in our restaurants. During the year ended December 31, 2014, we paid Eldorado approximately $29,000 for these products. Additionally, several Eldorado restaurant chefs traveled to our properties to provide services. Payroll and costs associated with these services were charged to our properties and totaled approximately $78,000 during the period from the Acquisition Date through December 31, 2014. Additional reimbursements, in the ordinary course of business, were also charged between the Company and Eldorado as a result of the Mergers. We believe that these transactions are on terms at least as favorable to us as would have been obtained from an unrelated party.

NOTE 16—SEGMENT INFORMATION

        Management reviews our operations on a property-by-property basis. Therefore we believe that each property is an operating segment. Based on the similar geographic and economic characteristics of our properties, we believe it is appropriate to aggregate Mountaineer, Presque Isle Downs and Scioto Downs into one reportable segment.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 17—QUARTERLY DATA (UNAUDITED)

        The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share amounts).

	Predecessor			Successor

	Quarter Ended March 31	Quarter Ended June 30	July 1 to September 18	September 19 to September 30	Quarter Ended December 31

2014:(1)
Revenues	$119,646	$130,152	$117,009	$17,087	$113,000
Less promotional allowances	(4,818)	(5,252)	(4,860)	(776)	(5,143)

Net revenues	114,828	124,900	112,149	16,311	107,857
Operating expenses	102,097	107,150	97,939	15,731	100,374

Operating income (loss)	12,192	17,340	7,355	(38)	7,038
Net loss	$(6,213)	$(1,182)	$(8,387)	$(3,157)	$(6,353)
Basic net loss per common share:
Net loss	$(0.22)	$(0.04)	N/A	N/A	N/A
Diluted net loss per common share:
Net loss	$(0.22)	$(0.04)	N/A	N/A	N/A
Weighted average shares outstanding—basic	28,500,328	28,723,204	N/A	N/A	N/A
Weighted average shares outstanding—diluted	28,500,328	28,723,204	N/A	N/A	N/A

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 17—QUARTERLY DATA (UNAUDITED) (Continued)

	Predecessor
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
2013:(1)
Revenues	$127,794	$137,047	$134,447	$119,781
Less promotional allowances	(5,067)	(5,670)	(5,584)	(4,957)

Net revenues	122,727	131,377	128,863	114,824
Operating expenses	105,265	111,232	111,298	101,718

Operating income	17,544	20,156	14,681	11,494
Net (loss) income	$(786)	$2,386	$(3,629)	$(7,102)
Basic net (loss) income per common share:
Net (loss) income	$(0.03)	$0.08	$(0.13)	$(0.25)
Diluted net (loss) income per common share:
Net (loss) income	$(0.03)	$0.08	$(0.13)	$(0.25)
Weighted average shares outstanding—basic	28,137,030	28,179,851	28,379,199	28,386,343
Weighted average shares outstanding—diluted	28,137,030	28,456,713	28,379,199	28,386,343

(1)
Certain reclassifications have been made to the Predecessor periods presented to conform to the financial presentation of the Successor period. The reclassifications had no impact on Net (loss) income as previously reported.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Successor	Predecessor

	September 19 to December 31, 2014	January 1 to September 18, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Balance at beginning of period	$193,000	$151,000	$350,000	$383,000
Amounts charged to costs and expenses	(22,000)	67,000	71,000	118,000
Uncollectible accounts written off, net of recoveries	4,000	(25,000)	(270,000)	(151,000)

Balance at end of period	$175,000	$193,000	$151,000	$350,000

EXHIBIT INDEX

EXHIBIT NO.	ITEM TITLE
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo LLC, and Thomas Reeg, Robert Jones, and Gary Carano, as the Member Representative (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to our Current Report on Form 8-K filed on September 11, 2013).
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
3.1	Amended and Restated Certificate of Incorporation of MTR Gaming Group, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2014)
3.2	Amended Bylaws (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014).
4.1
Indenture dated as of August 1, 2011, by and between the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (incorporated by reference to our current report on Form 8- K filed on August 3, 2011).
4.2
First Supplemental Indenture, dated September 17, 2014 by and among MTR Gaming Group, Inc., certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (filed herewith).
10.1
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).
10.2
Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2010).
10.3
Agreement dated March 17, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 2, 2007).
10.4	MTR Gaming Group, Inc. Executive Medical Reimbursement Plan Document and Summary (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2011).
21.1	Subsidiaries of the Registrant (filed herewith).
31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Robert M. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350 (filed herewith).

EXHIBIT NO.	ITEM TITLE
99.1	Description of Governmental Regulations and Licensing (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document