Form 10-K/A
period 2014-12-31
MTR GAMING GROUP INC
filed 2015-04-30
CIK 834162

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

Documents Incorporated by Reference

         None

Explanatory Note

        MTR Gaming Group, Inc. ("MTR," the "Company," "we," "our" or "us") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 16, 2015 (the "Original Filing"), to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. Except as described above, no other changes have been made to the Form 10-K. The Form 10-K continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing other than as expressly indicated in this Amendment.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Name	Age	Position and Office Held
Gary L. Carano	63	Chairman of the Board and Chief Executive Officer
Thomas R. Reeg	43	Director; President
Robert M. Jones	72	Executive Vice President, Treasurer and Chief Financial Officer
Anthony L. Carano	33	Executive Vice President, General Counsel and Secretary
Joseph L. Billhimer, Jr.	51	Executive Vice President and Chief Operating Officer

        MTR became a wholly-owned subsidiary of Eldorado Resorts, Inc. ("ERI") in connection with a series of merger transactions that were consummated on September 19, 2014 (the "Merger"). A majority of the members of ERI board of directors are independent (as defined in The NASDAQ Stock Market, Inc. ("NASDAQ") listing criteria) and ERI has a compensation committee, audit committee and nominating committee that are comprised of independent directors and such committees make determinations with respect to the compensation of the executive officers of MTR and function as the audit committee for MTR. As a result, MTR does not have a separate audit committee, nominating committee or compensation committee of its board of directors.

        The following briefly describes the business experience and educational background of MTR's named executive officers.

        Gary L. Carano, 63, has served as the chairman of the board of directors of ERI and a member of the board of directors of the Company and the Chief Executive Officer of ERI and its subsidiaries (including the Company) since the consummation of the Merger. Previously, Mr. Carano served as President and Chief Operating Officer of Eldorado Resorts LLC ("Resorts") from 2004 to September 2014, and as President and Chief Operating Officer of Eldorado HoldCo LLC ("Eldorado Holdco") from 2009 to September 2014. Mr. Carano served as the General Manager and Chief Executive Officer of the Silver Legacy Resort Casino ("Silver Legacy") from its opening in 1995 to September 2014. Mr. Carano is an active philanthropist, serving on a number of charitable boards and foundations in the state of Nevada. Mr. Carano holds a Bachelor's degree in Business Administration from the University of Nevada, Reno. In May 2012, Silver Legacy filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada. Silver Legacy emerged from its Chapter 11 reorganization proceedings in November 2012. Gary L. Carano is Anthony Carano's father.

        Thomas R. Reeg, 43, has served as a director of ERI and the Company since the consummation of the Merger and served as a member of Resorts' board of managers from December 2007 to September 2014. Mr. Reeg has served as President of ERI and its subsidiaries (including the Company) since September 2014 and served as Senior Vice President of Strategic Development for Resorts from January 2011 to September 2014. From September 2005 to November 2010, Mr. Reeg was a Senior Managing Director and founding partner of Newport Global Advisors L.P., which is an indirect stockholder of ERI. Mr. Reeg served as a member of the executive committee of Silver Legacy (which is the governing body of Silver Legacy) from August 2011 to August 2014. Mr. Reeg was a member of the board of managers of NGA HoldCo, LLC, which is a stockholder of ERI, from 2007 through 2011 and served on the board of directors of Autocam Corporation from 2007 to 2010. From 2002 to 2005 Mr. Reeg was a Managing Director and portfolio manager at AIG Global Investment Group ("AIG"), where he was responsible for co-management of the high-yield mutual fund portfolios. Prior to his role at AIG, Mr. Reeg was a senior high-yield research analyst covering various sectors, including the casino, lodging and leisure sectors, at Bank One Capital Markets. Mr. Reeg holds a Bachelor of

Business Administration in Finance from the University of Notre Dame and is a Chartered Financial Analyst.

        Robert M. Jones, 72, has served as the Executive Vice President and Chief Financial Officer of ERI and its subsidiaries (including the Company) since the consummation of the Merger and the Chief Financial Officer of Resorts for over twenty-nine years. Mr. Jones earned a bachelor's degree in accounting from the University of Arizona and a MBA in business administration from Golden Gate University.

        Anthony L. Carano, 33, has served as Executive Vice-President, General Counsel and Secretary of ERI and its subsidiaries (including the Company) since the consummation of the Merger. Prior to joining ERI, Mr. Carano was an attorney at the Nevada law firm of McDonald Carano Wilson, LLP, where his practice was devoted primarily to transactional, gaming and regulatory law. Mr. Carano holds a B.A. from the University of Nevada, his J.D. from the University of San Francisco, School of Law and his M.B.A. in Finance from the University of San Francisco, School of Business. Anthony Carano is Gary L. Carano's son.

        Joseph L. Billhimer Jr., 51, joined MTR in April 2011 and has served as Chief Operating Officer of MTR from 2012 and as President of MTR from May 2013 to September 2014. Mr. Billhimer served as Executive Vice President of MTR from 2012 to 2013 and has been Senior Vice President of Operations & Development at MTR and President and General Manager of the Mountaineer Casino, Racetrack and Resort since 2012. In addition, Mr. Billhimer has served as Executive Vice President and Chief Operating Officer of ERI and its subsidiaries since the consummation of the Merger. Mr. Billhimer was a principal of Foundation Gaming Group, an advisory and management services firm for the gaming industry, which among other engagements, managed Harlow's Casino & Resort in Greenville, Mississippi from 2009 to 2010 and marketed its sale to Churchill Downs. Prior to Foundation Gaming Group, Mr. Billhimer served as president of Trilliant Gaming Illinois, LLC, a gaming development company, from 2008 to 2009. From 2003 to 2008, he was president and chief executive officer of Premier Entertainment LLC, the developer and parent of the Hard Rock Hotel and Casino in Biloxi, Mississippi. While at Premier Entertainment, he was named Casino Journal's Executive of the Year in 2007 for his efforts in re-developing the Hard Rock Hotel and Casino after being destroyed by Hurricane Katrina and filing bankruptcy. Prior to Premier Entertainment, Mr. Billhimer spent three years as President and General Manager of Caesars Entertainment's Grand Casino Resort in Gulfport, Mississippi, and prior to that experience, eight years with Pinnacle Entertainment where he was Executive Vice President and General Manager of Casino Magic in Bay St. Louis, Mississippi.

Section 16(a) Beneficial Ownership Reporting Compliance

        Prior to the merger with ERI (the "Merger"), effective September 19, 2014 (the "Merger Date"), MTR's executive officers, directors and 10% beneficial stockholders were required to file reports of their transactions in the Company's securities with the SEC under the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that as of December 31, 2014, all of our executive officers, directors and greater than 10% beneficial stockholders complied with all filing requirements applicable to them during 2014.

Code of Ethics

        Our parent company, ERI, has adopted a code of ethics and business conduct applicable to all directors and employees of ERI and its subsidiaries. The code of ethics and business conduct is posted on ERI's website, http://www.eldoradoresorts.com (accessible through the "Corporate Governance"

caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at Eldorado Resorts, Inc., c/o corporate secretary, 100 West Liberty Street, Suite 1150, Reno, Nevada, 89501. We intent to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of the ERI code of ethics and business conduct by posting such information on ERI's website.

Compensation Committee Interlocks and Insider Participation

        Prior to the consummation of the Merger, the members of the Company's compensation committee were Messrs. Wagner, Billick and Lee, each of whom was an independent director, as defined under the NASDAQ listing requirements. Mr. Billick was our interim Chief Executive Officer during the period between the resignation of our former chief executive officer on September 28, 2010 and the hiring of Jeffrey J. Dahl, as our President and Chief Executive Officer, on January 10, 2011. While he served as interim Chief Executive Officer, Mr. Billick did not serve as a member of the compensation committee of the Company. Other than Mr. Billick, no member of the compensation committee of the Company (i) was, during 2014, or had previously been an officer or employee of the Company or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of the Company or a business relationship with the Company, in each case that would require disclosure under the applicable rules of the SEC. No other interlocking relationship existed between any member of the compensation committee of the Company or an executive officer of the Company, on the one hand, and any member of the compensation committee (or committee performing equivalent functions, or the full board of directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Director Compensation

        During 2014, prior to the effective date of the Merger, the Company's non-employee directors received an annual stipend of $40,000 and a grant of 11,407 shares of MTR common stock under the terms of the 2010 Long Term Incentive Plan, which we refer to as the 2010 Plan. The Company's chairman of the board also received an additional annual stipend of $65,000. Additionally, each board committee member or board representative on a corporate committee, except the committee chairman, was entitled to the following annual stipend: Audit Committee: $8,000; Compensation Committee: $4,000; Compliance Committee: $4,000; Finance Committee: $4,000; Nominating Committee: $4,000; Succession Committee: $4,000. Each board committee chairman or board representative serving as chairman of a corporate committee was entitled to the following annual stipend: Audit Committee: $16,000; Compensation Committee: $8,000; Compliance Committee: $8,000; Finance Committee: $8,000; Nominating Committee: $8,000; Succession Committee: $8,000. The Company reimbursed board members for expenses incurred in attending meetings.

        The Company had an agreement with Mr. Blatt that commenced in April 2009 pursuant to which, in addition to his annual director's stipend and fees for board and committee meetings and annual and special meetings of stockholders, the Company would pay Mr. Blatt $6,000 per month for his services rendered as Assistant Secretary and for office expenses. The Company would make such payments until the earlier of (i) five years or (ii) until such time that Mr. Blatt no longer served as Secretary or Assistant Secretary. The decision to compensate and reimburse Mr. Blatt for his services was made and approved by the full board in 2009 as recognition of Mr. Blatt's continuing service and availability as Assistant Secretary. The agreement was terminated upon Mr. Blatt's departure from the board following the Merger.

        The following table sets forth the compensation of the former MTR non-employee directors for services rendered in 2014.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Steven M. Billick	$87,750	$60,001				$7,982	(5)	$155,733
Robert A. Blatt	$60,000	$60,001				$54,000	(3)	$174,001
Richard Delatore	$50,000	$60,001						$110,001
Raymond K. Lee	$51,000	$60,001						$111,001
James V. Stanton(4)	$15,000	$60,001						$75,001
Roger P. Wagner	$45,000	$60,001						$105,001

(1)
Represents the aggregate grant date fair value computed in accordance with ASC 718—Compensation—Stock Compensation (see, for example, Notes 2 and 11 to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2014). Each board member was awarded 11,407 shares of MTR common stock on January 24, 2014, pursuant to the terms of the 2010 Plan. Effective September 19, 2014, each director's previously granted RSUs were immediately converted into 75,093 shares of ERI common stock per the underlying terms of their awards.

(2)
No stock options were awarded to non-employee directors during 2014; the non-employee directors did not have any stock option awards outstanding as of December 31, 2014.

(3)
Mr. Blatt received $6,000 per month for services rendered as Assistant Secretary and for office expenses.

(4)
Mr. Stanton resigned from the Company's board of directors on February 28, 2014.

(5)
The Company entered into an agreement with Mr. Billick to serve as the Company's shareholder representative, pursuant to the escrow agreement entered into in connection with the Merger. Mr. Billick was paid $7,982 for his services under this agreement.

Executive Compensation

Compensation Discussion and Analysis

        MTR is a wholly-owned subsidiary of ERI and, as such, all compensation decisions with respect to executives of the Company are made by the ERI Compensation Committee. The definitive proxy statement of ERI (the "ERI Proxy Statement"), filed on April 29, 2015 with the SEC, contains the Compensation Discussion and Analysis of the ERI Compensation Committee, which Compensation Discussion and Analysis is applicable to decisions made by the ERI Compensation Committee with respect to the compensation of the executive officers of the Company. The ERI Proxy Statement is also posted on ERI's website at https//www.eldoradoresorts.com (accessible through the "SEC Filings" caption of the Investor Relations page) and a printed copy will be delivered upon request by writing to the corporate secretary at Eldorado Resorts, Inc., c/o corporate secretary, 100 West Liberty St., Suite 1150, Reno, NV 89501.

Summary Compensation Table

        The following table summarizes the total compensation paid to former named executive officers of MTR as well as total compensation paid or earned by each of the named executive officers of ERI for the fiscal year ended December 31, 2014. Total compensation paid to or earned by listed named executive officers of ERI under their capacity as employees of Resorts, a wholly-owned subsidiary of ERI, or MTR, as applicable, during the years ended December 31, 2014, 2013 and 2012 are also included. Following the Merger Date, each of the named executive officers of ERI has also served as a named executive officer of Resorts and MTR. The compensation reported in the table below for 2014 reflects the total compensation that the applicable named executive officer received in the periods presented below for services performed for serving as a named executive officer of each of ERI, Resorts and MTR.

(a)	(b)	(c)	(d)		(e)		(f)	(g)		(h)		(i)
Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation(3)		Total
Gary L. Carano(1)	2014	$251,539	$200,000	(2)	$—		$—	$—		$3,747		$455,286
Chief Executive Officer	2013	—	—		—		—	—		—		—
	2012	—	—		—		—	—		—		—
Robert M. Jones	2014	$393,558	$250,000	(2)	$—		$—	$—		$17,054		$660,612
Chief Financial Officer	2013	359,615	—		—		—	—		24,074		383,689
	2012	350,000	—		—		—	—		24,649		374,649
Thomas R. Reeg	2014	$427,423	$1,725,000	(2)	$—		$—	$—		$30,970		$2,183,393
President	2013	364,000	100,000	(4)	—		—	—		12,889		476,889
	2012	364,000	100,000		—		—	—		8,224		472,224
Joseph L. Billhimer, Jr.	2014	$523,846	$100,000	(5)	$156,748	(6)	$—	$522,000	(7)	$61,046		$1,363,641
Chief Operating Officer; Former MTR	2013	429,231	—		39,006		78,221	156,960		30,014		733,432
President and Chief Operating Officer	2012	340,000	—		46,116		90,267	511,006		13,171		1,000,560
Anthony L. Carano	2014	$127,088	$200,000	(2)	$—		$—	$—			$(8)	$327,088
General Counsel and Secretary	2013	—	—		—		—	—		—		—
	2012	—	—		—		—	—		—		—
John W. Bittner, Jr.	2014	$346,865	$—		$115,194	(6)	$—	$339,431	(7)	$102,150		$903,640
Former MTR Chief Financial Officer	2013	367,500	—		42,158		84,563	128,257		17,251		639,729
	2012	358,077	—		47,580		92,968	431,932		14,278		980,835
Narciso A. Rodriguez-Cayro	2014	$42,404	$—		$—		$—	$94,500	(9)	$486,006		$622,910
Former MTR General Counsel and	2013	315,000	—		35,854		72,407	96,970		81,080		601,310
Secretary	2012	315,000	—		42,700		83,592	450,364		168,428		1,060,084
Fred A. Buro	2014	$35,692	$—		$—		$—	$—		$588,417		$624,109
Former MTR Chief Marketing Officer	2013	278,846	—		33,096		66,594	96,020		17,461		492,018
	2012	290,000	—		39,284		76,917	362,048		34,533		802,782

(1)
Prior to August 1, 2014, Mr. Gary L. Carano served as the President and Chief Operating Officer of Resorts and Eldorado HoldCo, LLC ("HoldCo") and General Manager and Chief Executive Officer of Silver Legacy Resort and Casino ("Silver Legacy"). Mr. Carano received no remuneration from Resorts or HoldCo for services provided prior to August 1, 2014. See "Transactions with Related Persons" in the ERI Proxy Statement for a discussion of remuneration received by Mr. Gary L. Carano in respect of his services as General Manager and Chief Executive Officer of Silver Legacy prior to August 1, 2014.

(2)
Represents bonus amounts paid to Mr. Gary L. Carano, Mr. Jones, Mr. Reeg and Mr. Anthony L. Carano in 2014 in conjunction with the Merger.

(3)
All other compensation for 2014 consists of the following:

Name	Insurance Premiums and Medical Reimbursement	401(k) Match	Tax Services	Club Memberships	Travel Reimbursement and Relocation Expenses	Car Allowance	Severance and Consulting Payments(10)
Gary L. Carano	$1,860	$1,887	$—	$—	$—	$—	$—
Robert M. Jones	$3,476	$2,600	$2,270	$8,708	$—	$—	$—
Thomas R. Reeg	$1,309	$2,600	$—	$—	$27,061	$—	$—
Joseph L. Billhimer, Jr.	$39,387	$2,059	$—	$—	$10,000	$9,600	$—
John W. Bittner, Jr.	$16,336	$5,414	$—	$—	$—	$5,400	$75,000
Narciso A. Rodriguez-Cayro	$30,880	$—	$—	$—	$—	$800	$454,326
Fred A. Buro	$11,201	$—	$—	$—	$—	$600	$576,616

(4)
Represents a bonus payment to Mr. Reeg in 2013 by Silver Legacy in connection with its restructuring in 2012.

(5)
Bonus amount was paid upon completion of the Merger in accordance with the second amendment to the employment agreement, dated as of March 30, 2011, by and between MTR and Joseph L. Billhimer.

(6)
The restricted stock unit ("RSU") awards and stock option awards represent the aggregate grant date fair value computed in accordance with ASC 718—Compensation—Stock Compensation. The RSUs and stock options vested upon consummation of the Merger.

(7)
As to 2014, amount represents the annual incentive compensation (bonus plan) earned but not paid in 2014, and the vesting of cash-based performance awards granted in 2013 and 2014 that had previously not been reported as the amounts had not been earned. The 2014 cash-based performance awards granted in 2014 relate to the achievement of differing levels of performance and are measured by the level of the Company's corporate free cash flow over a two-year performance period, which is defined as calendar years 2014 and 2015. Once the performance awards are earned, they will vest and become payable at the end of the vesting period, which is defined as a one-calendar year following the performance period. The vesting of these cash-based performance awards was a result of the change-in-control provision triggered as a result of the Merger.

(8)
Mr. Anthony Carano received no other compensation payments in 2014.

(9)
As to 2014, amount represents the vesting of cash-based performance awards granted in 2013 that had previously not been reported as the amounts had not been earned. The vesting of these cash-based performance awards was a result of the change-in-control provision triggered as a result of the Merger.

(10)
Represents severance related payments made in conjunction with the resignation of former MTR employees. Mr. Bittner, Mr. Rodriguez-Cayro and Mr. Buro's resignations were effective September 25, 2014, January 31, 2014 and January 28, 2014, respectively. In addition, Mr. Bittner and Mr. Buro entered into consulting agreements with the Company in which each was paid $75,000 and $50,000, respectively. The consulting agreements terminated during 2014.

Grants of Plan-Based Awards

        The following table sets forth information regarding the grant of 2010 Plan based awards made during 2014 to the current and former named executive officers of MTR. No awards were granted to the named executive officers of ERI during 2014, other than Mr. Billhimer.

									All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)
			Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards					Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and Option awards(1)
Name	Grant date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Joseph L. Billhimer, Jr.	1/24/2014	(2)	78,750	157,500	315,000
	1/24/2014	(2)							29,800			$156,748
John W. Bittner, Jr.	1/24/2014	(2)	57,900	115,800	231,600
	1/24/2014	(2)							21,900			$115,194

(1)
Represents the fair value of the awards on their respective grant dates calculated in accordance with ASC 718—Compensation—Stock Compensation. There can be no assurance that these amounts will correspond to the actual value that will be recognized by the named executive officers.

(2)
On January 24, 2014, the MTR Compensation Committee approved the grant, pursuant to the Company's 2010 Plan, to Messrs. Billhimer and Bittner of (i) 51,700 RSUs with a fair value of $5.26 per unit, the NASDAQ official average price per share on that date; and (ii) cash-based performance awards totaling $273,300. The RSUs and cash-based performance awards vested in connection with the Merger.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

        On September 29, 2014, ERI entered into employment agreements (each, an "Employment Agreement") with each of Messrs. Gary L. Carano, Reeg, Billhimer, Jones, and Anthony L. Carano. The Employment Agreement between ERI and Gary L. Carano provides for a minimum annual base salary of $700,000, an annual incentive bonus opportunity with a target established at 80% of his base salary, and consideration for long-term incentive awards equal to 90% of his base salary. The Employment Agreements between ERI and Thomas R. Reeg, Joe L. Billhimer, Robert M. Jones, and Anthony L. Carano, provide for a minimum annual base salary of $550,000, $525,000, $400,000 and $300,000, respectively, an annual incentive bonus opportunity with a target established at 50% of the applicable executive's base salary, and consideration for long-term incentive awards equal to 60% of the applicable executive's base salary. Each executive is entitled to three weeks paid vacation and reimbursement of certain expenses, including up to a maximum of $3,000 for an annual executive physical program and reasonable financial planning, estate planning and tax preparation fees up to an annual maximum of $10,000 for Gary L. Carano and up to an annual maximum of $6,750 for the other executives.

        Each Employment Agreement is for a term of three years, with automatic one year renewals unless a notice of non-renewal is provided by either party at least three months before the scheduled renewal date. If a "change of control" (as defined in the applicable Employment Agreement) occurs during the term of an Employment Agreement, the term of such Employment Agreement will be extended to the second year following such change of control, subject to automatic renewal for subsequent periods.

        In the event of a termination of Gary L. Carano's employment without "cause" or if Mr. Carano terminates his employment for "good reason" (each as defined in Mr. Carano's Employment Agreement), Mr. Carano would be entitled to receive (i) a lump-sum payment equal to 1.5 times the sum of his base salary and annual incentive award target, or 2.0 times such amount in the event of such a termination within two years following a change of control, (ii) lump-sum payment of a prorated portion of his actual annual incentive award, if any, or a prorated portion of his annual incentive award target in the event of such a termination within two years following a change of control, (iii) a lump-sum payment equal to 18 months of health benefits coverage, or 24 months if such a termination is within two years following a change of control, and (iv) outplacement services for no more than 18 months and in an amount not to exceed $15,000, or for no more than 24 months and in an amount not to exceed $20,000 if such a termination is within two years following a change of control.

        With respect to each of the other executives, in the event that ERI terminates the executive's employment without "cause" or if such other executive terminates his employment for "good reason" (each as defined in the applicable Employment Agreement), such executive would be entitled to receive (i) his Accrued Rights, (ii) (x) in the case of Messrs. Reeg, Jones, and A. Carano, a lump-sum payment equal to 1.0 times the sum of such executive's base salary and annual incentive award target (or 1.5 times such amount in the event of such a termination within two years following a change of control) and (y) in the case of Mr. Billhimer, continued payment of his base salary for a period of 12 months and a lump-sum payment equal to his annual incentive award at target (or 18 months of continued salary payments and a lump-sum payment equal to 1.5 times his annual incentive award at target in the event of such a termination within two years following a change of control), (iii) lump-sum payment of a prorated portion of such executive's actual annual incentive award for the calendar year that includes the date of the termination, if any, or a prorated portion of such executive's annual incentive award target in the event of such a termination within two years following a change of control, (iv) a lump-sum payment equal to 12 months of health benefits coverage (or 18 months if such a termination is within two years following a change of control), and (v) outplacement services for no more than 12 months and in an amount not to exceed $10,000 (or for no more than 18 months and in an amount not to exceed $15,000 if such a termination is within two years following a change of control). In addition, Mr. Billhimer will be eligible to receive the change in control severance benefits described above if his employment is terminated by ERI without cause or if he terminates his employment for good reason, in either case, on or before September 29, 2015.

        In recognition of the outstanding contributions and efforts of each of Mr. Gary L. Carano, Mr. Jones, Mr. Reeg, and Mr. Anthony L. Carano in connection with the Merger, ERI provided each executive with a discretionary cash bonus in the following respective amounts: $200,000, $250,000, $1,725,000, and $200,000. Mr. Billhimer received a bonus of $100,000 upon completion of the Merger in accordance with the terms of the second amendment to the employment agreement, dated as of March 30, 2011, by and between the Company and Joseph L. Billhimer.

        Pursuant to a separation agreement entered into between the Company, ERI and Mr. Bittner in connection with his resignation from the Company effective September 25, 2014, the Company agreed to (a) pay his base salary in equal installments for 18 months, (b) pay a lump sum equal to his accrued and unused vacation, (c) continue his coverage under the Company's group medical, dental and vision benefit plans and life insurance for 18 months, and (d) pay his 2014 bonus, prorated based on his resignation date, at the actual amount earned as determined upon completion of the Company's annual audit. Under the separation agreement, Mr. Bittner and the Company also granted each other general releases and agreed to mutual non-disparagement covenants. Mr. Bittner remains subject to his confidentiality, non-solicitation and non-competition obligations contained in his employment agreement.

        In connection with Mr. Bittner's separation agreement, ERI and Mr. Bittner also entered into a consulting agreement whereby Mr. Bittner would provide assistance and advisory services to ERI as may be directed by its Chief Operating Officer. Under this consulting agreement, Mr. Bittner received a monthly consulting fee of $25,000. The consulting agreement expired on December 25, 2014.

        Pursuant to a separation agreement entered into between the Company and Mr. Rodriguez-Cayro in connection with his resignation from the Company effective January 31, 2014, the Company agreed to (a) pay his base salary in equal installments for 12 months, (b) pay a lump sum equal to his accrued and unused vacation, (c) continue his coverage under the Company's group medical, dental and vision benefit plans and life insurance for 12 months, (d) pay his 2013 bonus, if one is owed, and (e) vest his outstanding and unvested RSUs. Additionally, upon the merger consummation in 2014, (i) Mr. Rodriguez-Cayro received a lump sum payment from the Company equal to six-months' current base salary, and (ii) the vesting of all unvested stock options outstanding and unvested long-term incentive cash units. Under the separation agreement, Mr. Rodriguez-Cayro and the Company also granted each other general releases and agreed to mutual non-disparagement covenants. Mr. Rodriguez-Cayro remains subject to his confidentiality, non-solicitation and non-competition obligations contained in his employment agreement.

        In connection with Mr. Buro's resignation on January 28, 2014, the Company entered into a separation agreement with Mr. Buro, pursuant to which the Company agreed to (a) pay his base salary in equal installments for 12 months, (b) pay a lump sum equal to his accrued and unused vacation, (c) continue his coverage under the Company's group medical, dental and vision benefit plans and life insurance for 12 months, and (d) pay his 2013 bonus, if one is owed. Mr. Buro's right to any equity and cash awards (including options and/or RSU awards) including vesting, exercise and forfeiture, was determined pursuant to the applicable plan documents and award agreements. Additionally, upon consummation of the Merger, Mr. Buro received a lump sum payment from the Company of $250,000. Under this separation agreement, Mr. Buro granted the Company and its affiliates a general release and agreed to a non-disparagement covenant, and the Company granted Mr. Buro a non-disparagement covenant. Mr. Buro remains subject to his confidentiality, non-solicitation and non-competition obligations contained in his employment agreement.

        In connection with Mr. Buro's separation agreement, the Company and Mr. Buro also entered into a consulting agreement whereby Mr. Buro would provide assistance and advisory services to the Company as may be directed by its Chief Operating Officer. Under this consulting agreement, Mr. Buro received a monthly consulting fee of $10,000. The consulting agreement expired on June 30, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

        As of December 31, 2014, none of the named executive officers of the Company, except as noted below, had any outstanding equity awards as no awards were issued after consummation of the Merger.

	Option awards					Stock awards
Name(2)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph L. Billhimer, Jr.	46,500			$2.78	5/4/2021
	56,800			$2.44	1/27/2022
	29,600			$3.94	1/25/2023
John W. Bittner, Jr.	25,000			$11.30	4/13/2015
	20,000			$16.27	4/27/2017
	20,000			$14.79	6/26/2017

Option Exercises and Stock Vested Table

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Joseph L. Billhimer, Jr.			74,200	$337,910
John W. Bittner, Jr.	156,200	$344,136	74,000	$343,588
Narciso A. Rodriguez-Cayro	136,300	$308,670	45,400	$231,806
Fred A. Buro	134,747	$293,361	17,200	$88,580

Potential Payments upon Termination or Change in Control

        The following describes the severance provisions contained in the employment agreements and separation agreements, as applicable, of the Company's named executive officers.

        In connection with the resignations of Mr. Bittner, Mr. Rodriguez-Cayro and Mr. Buro, effective as of September 25, 2014, January 31, 2014 and January 28, 2014, respectively, each of the resigning executives received the severance payments as described in the table below.

        In the event of the death of a named executive officer of ERI, the executive's estate or his beneficiaries would be entitled to receive (i) unpaid salary, accrued and unused vacation, and unreimbursed business expenses through the date of termination (the "Accrued Rights") and (ii) lump-sum payment of a prorated portion of his annual incentive award, at target level.

        Upon a termination of employment due to disability, each of the named executive officers of ERI would be entitled to receive (i) his Accrued Rights, (ii) lump-sum payment of a prorated portion of his annual incentive award, at target level, and (iii) a lump-sum payment equal to 12 months of health benefits coverage.

        In the event of a termination of Mr. Gary L. Carano's employment without "cause" or if Mr. Carano terminates his employment for "good reason" (each as defined in Mr. Gary L. Carano's Employment Agreement), Mr. Carano would be entitled to receive (i) his Accrued Rights, (ii) a lump-sum payment equal to 1.5 times the sum of his base salary and annual incentive award target, or 2.0 times such amount in the event of such a termination within two years following a change of control, (iii) lump-sum payment of a prorated portion of his actual annual incentive award, if any, or a prorated portion of his annual incentive award target in the event of such a termination within two years following a change of control, (iv) a lump-sum payment equal to 18 months of health benefits coverage, or 24 months if such a termination is within two years following a change of control, and (v) outplacement services for no more than 18 months and in an amount not to exceed $15,000, or for no more than 24 months and in an amount not to exceed $20,000 if such a termination is within two years following a change of control.

        With respect to each of the other named executive officers of ERI, in the event that ERI terminates the executive's employment without "cause" or if such other executive terminates his employment for "good reason" (each as defined in the applicable Employment Agreement), such executive would be entitled to receive (i) his Accrued Rights, (ii) (x) in the case of Messrs. Reeg, Jones, and A. Carano, a lump-sum payment equal to 1.0 times the sum of such executive's base salary and annual incentive award target (or 1.5 times such amount in the event of such a termination within two years following a change of control), and (y) in the case of Mr. Billhimer, continued payment of his base salary for a period of 12 months and a lump-sum payment equal to his annual incentive award target (or 18 months of continued salary payments and a lump-sum payment equal to 1.5 times his annual incentive award at target in the event of such a termination within two years following a change of control), (iii) lump-sum payment of a prorated portion of such executive's actual annual incentive award for the calendar year that includes the date of the termination, if any, or a prorated portion of such executive's annual incentive award target in the event of such a termination within two years following a change of control, (iv) a lump-sum payment equal to 12 months of health benefits coverage (or 18 months if such a termination is within two years following a change of control) and (v) outplacement services for no more than 12 months and in an amount not to exceed $10,000 (or for no more than 18 months and in an amount not to exceed $15,000 if such a termination is within two years following a change of control). In addition, Mr. Billhimer will be eligible to receive the change in control severance benefits described above if his employment is terminated by ERI without cause or if he terminates his employment for good reason, in either case, on or before September 29, 2015.

Potential Payments upon Termination or Change in Control Table

        The following table describes and quantifies certain compensation that would become payable under existing agreements, plans and arrangements, with named executive officers, if employment was terminated on December 31, 2014, given compensation levels as of such date and, if applicable, based on ERI's closing stock price on that date.

Name	Compensation Components	Voluntary		Involuntary With Cause		Involuntary Without Cause For Good Reason		Death		Disability		Change in Control(15)	Change in Control with Termination
Gary L. Carano	Salary/Bonus	$—	(2)	$—	(2)	$1,050,000	(3)	$50,000	(9)	$—	(2)	$—	$1,400,000	(8)
	Other Benefits	$—		$—		$19,220	(3)	$—		$2,813	(6)	$—	$25,627	(8)
	Options	$—		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$—		$—		$1,069,220		$50,000		$2,813		$—	$1,425,627
Robert M. Jones	Salary/Bonus	$—	(2)	$—	(2)	$400,000	(4)	$50,000	(9)	$—	(2)	$—	$600,000	(7)
	Other Benefits	$—		$—		$12,813	(4)	$—		$2,813	(6)	$—	$19,220	(7)
	Options	$—		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$—		$—		$412,813		$—		$2,813		$—	$619,220
Thomas R. Reeg	Salary/Bonus	$—	(2)	$—	(2)	$550,000	(4)	$50,000	(9)	$—	(2)	$—	$825,000	(7)
	Other Benefits	$—		$—		$18,908	(4)	$—		$8,908	(6)	$—	$28,362	(7)
	Options	$—		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$—		$—		$568,908		$50,000		$8,908		$—	$853,362
Joseph L. Billhimer, Jr.	Salary/Bonus	$330,288	(1)	$330,288	(1)	$855,288	(5)	$330,288	(1)	$330,288	(1)	$—	$1,117,788	(7)
	Other Benefits	$—		$—		$25,303	(5)	$1,050,000	(9)	$15,303	(6)	$—	$37,955	(7)
	Options(10)(11)	$419,559		$—		$419,559		$419,559		$419,559		$—	$419,559
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$749,847		$330,288		$1,300,150		$1,799,847		$765,150		$—	$1,575,302
Anthony L. Carano	Salary/Bonus	$—	(2)	$—	(2)	$300,000	(4)	$50,000	(9)	$—	(2)	$—	$450,000	(7)
	Other Benefits	$—		$—		$18,908	(4)	$—		$8,908	(6)	$—	$28,362	(7)
	Options	$—		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$—		$—		$318,908		$50,000		$8,908		$—	$478,362
John W. Bittner, Jr.(12)	Salary/Bonus	$736,669		$—		$—		$—		$—		$—	$—
	Other Benefits	$35,589		$—		$—		$—		$—		$—	$—
	Options	$—		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$772,258		$—		$—		$—		$—		$—	$—
Narciso A. Rodriguez-Cayro(13)	Salary/Bonus	$587,451		$—		$—		$—		$—		$—	$—
	Other Benefits	$27,180		$—		$—		$—		$—		$—	$—
	Options	$42,768		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$135,926		$—		$—		$—		$—		$—	$—
	Cash Awards	$259,875		$—		$—		$—		$—		$—	$—
TOTAL		$1,053,200		$—		$—		$—		$—		$—	$—
Fred A. Buro(14)	Salary/Bonus	$645,828		$—		$—		$—		$—		$—	$—
	Other Benefits	$17,472		$—		$—		$—		$—		$—	$—
	Options	$—		$—		$—		$—		$—		$—	$—
	Restricted Stock Units	$—		$—		$—		$—		$—		$—	$—
	Cash Awards	$—		$—		$—		$—		$—		$—	$—
TOTAL		$663,300		$—		$—		$—		$—		$—	$—

(1)
Amount represents (i) unpaid base salary, accrued and unused vacation, and unreimbursed business expenses through the date of termination (the "Accrued Rights") and (ii) the annual incentive award earned and approved to be paid with respect to completed fiscal period that preclude the date of termination but have not yet been paid, which was applicable for Mr. Billhimer based on his outstanding payments due under the former MTR annual incentive plan.

(2)
There were no Accrued Rights due as of December 31, 2014.

(3)
Amount represents (i) Accrued Rights, (ii) a lump-sum payment equal to 1.5 times executive's base salary, (iii) a lump-sum payment equal to 18 months of health benefits coverage, and (v) outplacement services for no more than 18 months in an amount not to exceed $15,000.

(4)
Amount represents (i) Accrued Rights, (ii) a lump-sum payment equal to 1.0 times the sum of such executive's base salary, (iii) a lump-sum payment equal to 12 months of health benefits coverage, and (iv) outplacement services for no more than 12 months and in an amount not to exceed $10,000.

(5)
Amount represents (i) Accrued Rights, (ii) the annual incentive award earned and approved to be paid with respect to completed fiscal period that preclude the date of termination but have not yet been paid, which was applicable for Mr. Billhimer based on his outstanding payments due under the former MTR annual incentive plan, (iii) continued payment of his base salary for a period of one year, (iv) a lump-sum payment equal to 12 months of health benefits coverage, and (v) outplacement services for no more than 12 months in an amount not to exceed $10,000. Mr. Billhimer will instead receive the change in control severance benefits described in footnote (7) below if his employment is terminated by the Company without cause or if he terminates his employment for good reason, in either case, on or before September 29, 2015.

(6)
Amount represents a lump-sum payment equal to 12 months of health benefits coverage.

With respect to Mr. Billhimer, the above does not include his Long-Term Disability Payment amount he may be entitled to pursuant to a long-term disability policy that we maintain for his benefit. As disclosed in the Summary Compensation Table under "All Other Compensation", the Company pays an annual premium for such policy in an amount equal to $5,351. The policy entitles Mr. Billhimer to receive 60% of his base salary from the date of his termination until the date he reaches age 65. The Company is solely responsible for the premium and the insurance company is responsible for the continuation of the payments in the event Mr. Billhimer becomes disabled.

(7)
Amounts represent (i) Accrued Rights, (ii) lump-sum payment equal to 1.5 times executives base salary (or 18 months of continued base salary payments in the case of Mr. Billhimer), (iii) lump-sum payment equal to 18 months of health coverage, and (iv) outplacement services for no more than 18 months in an amount not to exceed $15,000, assuming the executive's employment was terminated by the Company without "cause" or by the executive with "good reason" as of December 31, 2014, and that a "change in control" (as defined in the employment agreements) occurred within two years prior to such termination.

(8)
Amounts represent (i) Accrued Rights, (ii) lump-sum payment equal to 2.0 times executives base salary, (iii) lump-sum payment equal to 24 months of health coverage, and (iv) outplacement services for no more than 24 months in an amount not to exceed $20,000, assuming Mr. Carano's employment was terminated by the Company without "cause" or by the executive with "good reason" as of December 31, 2014, and that a "change in control" (as defined in the employment agreement) occurred within two years prior to such termination.

(9)
Amount represents, in the event of death, a life insurance policy specified per the terms of the employment agreement or benefit policy as approved by the Compensation Committee.

(10)
Amount would represent in-the-money value of vested options to purchase common stock based on the closing market price of ERI's common stock on December 31, 2014, of $4.05.

(11)
For option awards issued pursuant to the former MTR long-term incentive plan, in the event that Mr. Billhimer's employment with ERI is terminated by reason of death or disability, Mr. Billhimer or in the case of death, his legal representative (as defined), may exercise the options granted to him, at any time within twelve months, but not thereafter and in no event after the date the award would otherwise have expired. If Mr. Billhimer's employment with the Company is terminated for reasons other than death or disability, Mr. Billhimer may exercise the options granted to him at any time within three months after termination, but not thereafter and in no event after the date the award would otherwise have expired. However, if such relationship is terminated either (a) for cause, or (b) without the consent of the Company, such exercisable options will terminate immediately.

(12)
Amounts represent (i) 18 months of continued base salary payments, (ii) lump-sum payment equal to the executive's accrued and unused vacation, (iii) 18 months of continued coverage under the Company's group medical, dental and vision benefit plans and life insurance, and (iv) prorated payment of the executive's 2014 bonus, at the actual amount earned as determined upon completion of the Company's annual audit.

(13)
Amounts represent (i) 12 months of continued base salary payments, (ii) lump-sum payment equal to the executive's accrued and unused vacation, (iii) 12 months of continued coverage under the Company's group medical, dental and vision benefit plans and life insurance, (iv) payment of the executive's 2013 bonus earned, and (v) vesting of the executive's outstanding and unvested RSUs. Additionally, in connection with the consummation of the merger, Mr. Rodriguez-Cayro received amounts representing (a) a lump-sum payment equal to six-months' current base salary, and (b) the vesting of all unvested stock options outstanding and unvested long-term incentive cash units.

(14)
Amounts represent (i) 12 months of continued base salary payments, (ii) lump-sum payment equal to the executive's accrued and unused vacation, and (iii) 12 months of continued coverage under the Company's group medical, dental and vision benefit plans and life insurance, and (iv) payment of the executive's 2013 bonus earned. Mr. Buro's right to any equity and cash awards (including options and/or RSU awards) including vesting, exercise and forfeiture, was determined pursuant to the applicable plan documents and award agreements. Additionally, upon consummation of the merger, Mr. Buro received a lump-sum payment of $250,000.

(15)
"Change in Control" is generally defined as (i) an acquisition of more than 50% of the Company's Common Stock by an unaffiliated party, (ii) a majority change in the Board's composition that is not approved by existing directors, (iii) a merger or similar event where our shareholders cease to be the majority owners of the resulting entity or our Board ceases to constitute a majority of the resulting entity Board, or (iv) shareholder approval of a complete liquidation or dissolution of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Equity Compensation Plan Information

        See our parent company, ERI's, discussion included in the ERI Proxy Statement filed with the SEC on April 30, 2015.

Stock Ownership of Certain Beneficial Owners and Management

        As a result of the Merger, all membership interests in Eldorado HoldCo LLC ("HoldCo"), all shares of MTR common stock, all options and rights to receive MTR common stock granted under any MTR stock plan, and all restricted stock units in respect of shares of MTR common stock that were outstanding immediately prior to the consummation of the Merger were converted into a right to receive shares of the common stock of ERI or options to acquire common stock of ERI.

        The following table sets forth, as of April 24, 2015, the ownership of the presently issued and outstanding shares of ERI's common stock by persons known by ERI to be a beneficial owner of 5% or more of such stock, and the ownership of such stock by our named executive officers and directors, individually and as a group. As of April 24, 2015, there were 46,426,714 shares of ERI common stock outstanding. Unless otherwise indicated, the address for each of the stockholders listed below is c/o 100 West Liberty Street, Suite 1150, Reno, Nevada, 89501.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Recreational Enterprises, Inc.(1)(7)	10,881,110	23.44%
Hotel Casino Management, Inc.(2)(7)	5,744,083	12.37%
Newport Global Opportunities Fund, LP(3)(7)	4,030,440	8.68%
Jeffrey P. Jacobs(4)(7)	3,208,704	6.91%
PAR Investment Partners, L.P.(5)(7)	3,747,305	8.07%
Lafitte Capital Management LP(6)(7)	2,410,279	5.19%
Gary L Carano(8)(9)	85,941	*
Frank J. Fahrenkopf, Jr.(8)	—	*
James B. Hawkins(8)	20,000	*
Michael E. Pegram(8)	25,000	*
Thomas Reeg(8)	17,000	*
David P. Tomick(8)	—	*
Roger P. Wagner(8)	112,020	*
Robert M. Jones(8)	—	*
Joseph L. Billhimer, Jr(8)(10).	181,108	*
Anthony Carano(8)	2,500	*
All Board Members and Executive Officers as a Group	443,569	*

*
Indicates less than one percent.

(1)
The voting stock of Recreational Enterprises, Inc. ("REI") is beneficially owned by the following members of the Carano family in the following percentages: Donald L. Carano—49.5%; Gene R. Carano—10.1%; Gregg R. Carano—10.1%; Gary L. Carano—10.1%; Cindy L. Carano—10.1% and Glenn T. Carano—10.1%. The voting power and dispositive power with respect to REI's 23.44% interest in ERI is controlled by REI's board of directors that is elected by the family members (voting in proportion to the percentages above). Gary L. Carano holds his interest in REI directly and indirectly through various trusts. Gary L. Carano disclaims beneficial ownership of REI's 23.44% interest in ERI except to the extent of any pecuniary interest therein. The address of REI is P.O. Box 2540, Reno, Nevada 89505.

(2)
The voting stock of Hotel Casino Management, Inc. ("HCM") is beneficially owned by the following members of the Poncia family in the following percentages: Raymond J. Poncia, Jr.—49.712%; Cathy L. Poncia—Vigen—12.572%; Linda R. Poncia Ybarra—12.572%; Michelle L. Poncia Staunton—12.572% and Tammy R. Poncia—12.572%. The voting power and dispositive power with respect to HCM's 12.37% interest in ERI is controlled by HCM's board of directors that is elected by the family members (voting in proportion to the percentages above). Cathy, Linda, Michelle and Tammy each hold all of their respective interests in HCM through various trusts. Cathy, Linda, Michelle and Tammy each disclaim beneficial ownership of HCM's 12.37% interest in ERI except to the extent of any pecuniary interest therein. The address of HCM is P.O. Box 429, Verdi, Nevada 89439.

(3)
Includes NGA VoteCo, LLC ("NGA VoteCo"), which controls NGA AcquisitionCo, LLC ("NGA AcquisitionCo"), including NGA AcquisitionCo's voting and dispositive power with regard to its 8.68% interest in ERI, and also includes Timothy T. Janszen, Ryan Langdon and Roger May, who are the managers of NGA VoteCo and who beneficially own NGA VoteCo in the following percentages: Mr. Janszen—42.86%; Mr. Langdon—42.86% and Mr. May—14.28%. The address of NGA AcquisitionCo, NGA VoteCo is 21 Waterway Avenue, Suite 150, The Woodlands, Texas 77380.

(4)
The address of Jeffrey P. Jacobs is Golden Bear Plaza East Tower, Suite 600, 1170 U.S. Highway One, North Palm Beach, Florida 33408.

(5)
The address of Par Investment Partners, L.P. is One International Place, Suite 2041, Boston, MA, 02110.

(6)
The address of Lafitte Capital Management LP is 701 Brazos, Suite 310, Austin, TX 78701.

(7)
Based on filings made under Sections 13(d) and 13(g) of the Exchange Act during February 2015.

(8)
The address of Messrs. Gary L. Carano, Fahrenkopf, Hawkins, Pegram, Tomick, Wagner, Reeg, Jones, Billhimer and Anthony Carano is c/o Eldorado Resorts, Inc., 100 West Liberty Street, 11th Floor, Reno, Nevada 89501.

(9)
Represents shares of ERI common stock owned directly by Mr. Carano and indirectly by Mr. Carano through the Gary L. Carano S Corporation Trust. In addition to the shares of ERI common stock reported in the table above, Gary L. Carano holds a 10.1% ownership interest in REI and a 10% ownership interest in Hotel Casino Realty, Inc. ("HCRI"). He does not hold voting power or dispositive power with respect to REI's 10,881,110 shares of ERI's common stock or HCRI's 1,214,108 shares of ERI's common stock, and he disclaims beneficial ownership of REI's 10,881,110 shares of ERI's common stock and HCRI's 1,214,108 shares of ERI's common stock , in each case, except to the extent of any pecuniary interest therein.

(10)
Includes 48,208 shares held by Joseph L. Billhimer Jr. and options to acquire 132,900 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        Transactions with ERI.    In connection with the Merger, ERI advanced $5.0 million to the Company which was used to repurchase MTR Gaming common stock. The advance is included in investment in and advances to unconsolidated affiliates on the consolidated balance sheet at December 31, 2014 to ERI's 2014 Annual Report filed on Form 10-K. Additionally, MTR Gaming reimbursed Resorts $1.5 million and $1.8 million in December 2014 and March 2015, respectively, for allocated corporate general and administrative costs incurred subsequent to the consummation of the Merger through March 31, 2015.

  Approval of Related Party Transactions

        ERI's Code of Ethics and Business Conduct (the "Code") requires that any proposed transaction between ERI and a related party, or in which a related party would have a direct or indirect material interest, be promptly disclosed to the Compliance Committee of ERI. The Compliance Committee is required to disclose such proposed transactions promptly to ERI's Audit Committee.

        ERI's Audit Committee Charter requires the Audit Committee of ERI to review and approve all related party transactions of ERI. Any director having an interest in the transaction is not permitted to vote on such transaction. The Audit Committee will determine whether or not to approve any such transaction on a case-by-case basis and in accordance with the provisions of the Audit Committee Charter and the Code, including the standards set forth in the Conflicts of Interest Policy contained in the Code. Under the Code, a "related party" is any of the following:

  •
  an executive officer of ERI;

  •
  a director (or director nominee) of ERI;

  •
  an immediate family member of any executive officer or director (or director nominee);

  •
  a beneficial owner of five percent or more of any class of ERI's voting securities;

  •
  an entity in which one of the above described persons has a substantial ownership interest or control of such entity; or

  •
  any other person or entity that would be deemed to be a related person under Item 404 of SEC Regulation S-K or applicable NASDAQ rules and regulations.

        For a director to be considered independent, the director must meet the bright-line independence standards under the listing standards of NASDAQ and the board of directors of ERI must affirmatively determine that the director has no material relationship with ERI, directly, or as a partner, stockholder or officer of an organization that has a relationship with ERI. The board of directors of ERI determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the board of directors of ERI will consider all relevant facts and circumstances in making an independence determination. The board of directors of ERI also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with ERI. The board of directors of ERI has determined that the following five directors of ERI satisfy the independence requirements of NASDAQ: Frank J. Fahrenkopf Jr., James B. Hawkins, Michael E. Pegram, David P. Tomick, Roger P. Wagner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The following table presents fees incurred for professional services rendered by Ernst & Young LLP ("EY") to MTR for calendar years 2014 and 2013:

	2014	2013
Audit fees(a)	$1,327,710	$1,366,362
Audit-related fees(b)	84,000	70,600
Tax fees(c)	193,526	313,074
Other fees	—	—

Total Fees	$1,605,236	$1,750,036

(a)
Audit fees for 2014 and 2013 represent audit fees and related expenses for professional services rendered for the audit of MTR's annual consolidated financial statements, the review of our quarterly financial statements included in MTR's Quarterly Report on Form 10-Q, annual audit of the Company's defined contribution plan, and the audit of our internal control over financial reporting. Audit fees also represent fees for professional services rendered for statutory and subsidiary audits.

(b)
Audit-related fees for 2014 and 2013 represent fees related to various purchase accounting matters associated with the Merger including the filing of registration statements.

(c)
The tax fees for 2014 and 2013 represent fees for tax compliance, other services related to the Merger, and services related to sales and use tax audits.

        The services provided by EY subsequent to September 19, 2014 were approved in advance by ERI's Audit Committee. All services provided by EY prior to September 19, 2014 were approved in advance by MTR's Audit Committee.

        The charter of ERI's Audit Committee provides for the pre-approval of audit and non-audit services performed by ERI's independent registered public accounting firm. Under the charter, the ERI Audit Committee may pre-approve specific services, including fee levels, by the independent registered public accounting firm in a designated category (audit, audit-related, tax services and all other services). The ERI Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the ERI Audit Committee at its next scheduled meeting. All audit, tax and other services provided by EY are pre-approved by the ERI Audit Committee.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MTR GAMING GROUP, INC.
By:	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer and Chairman of the Board

April 30, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity

/s/ GARY L. CARANO Gary L. Carano	Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2015
/s/ ROBERT M. JONES Robert M. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2015
/s/ THOMAS R. REEG Thomas R. Reeg	Director	April 30, 2015

Exhibit Index

        The following is a list of all exhibits filed as part of this Annual Report on Form 10-K/A.

31.1	Certification of Gary L. Carano pursuant to Rule 13a-14a and Rule 15d-14(a) (filed herewith).
31.2	Certification of Robert M. Jones pursuant to Rule 13a-14a and Rule 15d-14(a) (filed herewith).