Form 10-Q
period 2015-03-31
MTR GAMING GROUP INC
filed 2015-05-11
CIK 834162

Use these links to rapidly review the document
MTR GAMING GROUP, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the Registrant's Common Stock, $0.01 par value per share, outstanding as of March 31, 2015, was 1,000 shares.

MTR GAMING GROUP, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,787	$60,650
Restricted cash	8,036	5,413
Accounts receivable, net of allowance for doubtful accounts of $154 in 2015 and $175 in 2014	2,006	2,912
Inventories	3,873	3,911
Prepaid expenses and other current assets	6,408	7,115

Total current assets	60,110	80,001
Property and equipment, net	278,475	283,191
Other intangible assets, primarily gaming licenses	469,404	471,339
Goodwill	66,826	66,826
Deposits and other	3,950	3,950
Non-operating real property	16,419	16,419

Total assets	$895,184	$921,726

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$3,629	$2,122
Accrued gaming taxes and assessments	4,908	10,346
Accrued payroll and related	4,958	4,785
Interest payable	10,746	26,865
Accrued other liabilities	20,138	17,205
Construction project and equipment liabilities	736	2,333
Deferred income taxes	1,474	1,474
Liabilities of discontinued operations	116	116

Total current liabilities	46,705	65,246
Long-term debt	608,090	610,827
Other regulatory gaming assessments	4,453	4,572
Deferred income taxes	147,698	145,054
Other long-term liabilities	2,461	2,439

Total liabilities	809,407	828,138

Stockholder's equity:
Common stock	—	—
Additional paid-in capital	103,011	103,011
Accumulated deficit	(17,321)	(9,510)
Accumulated other comprehensive income	87	87

Total stockholder's equity	85,777	93,588

Total liabilities and stockholder's equity	$895,184	$921,726

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating revenues:
Gaming	$101,309	$106,950
Pari-mutuel commissions	1,205	1,280
Food and beverage	7,717	7,807
Hotel	1,148	1,188
Other	2,464	2,421

	113,843	119,646
Less—promotional allowances	(4,779)	(4,818)

Net operating revenues	109,064	114,828

Operating expenses:
Gaming	62,233	66,335
Pari-mutuel commissions	1,696	1,742
Food and beverage	5,302	4,731
Hotel	337	344
Other	1,181	1,366
Marketing and promotions	3,254	3,307
General and administrative	15,949	16,488
Depreciation and amortization	10,539	7,784

Total operating expenses	100,491	102,097
(Gain) loss on the sale or disposal of property	(1)	18
Strategic transaction costs	84	521

Operating income	8,490	12,192

Other income (expense):
Interest income	1	2
Interest expense	(13,399)	(17,390)

Total other expense	(13,398)	(17,388)

Loss before income taxes	(4,908)	(5,196)
Provision for income taxes	(2,903)	(1,017)

Net loss	$(7,811)	$(6,213)

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net Loss	$(7,811)	$(6,213)
Other comprehensive income, net of tax:
Defined benefit pension plan:
Changes in unamortized net pension(1)	—	8

Comprehensive loss, net of tax	$(7,811)	$(6,205)

(1)
In the Predecessor period, no tax expense or benefit was recognized on these amounts as a result of the Company's cumulative loss position.

See accompanying notes to consolidated financial statements.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(7,811)	$(6,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,539	7,784
Amortization of deferred financing fees and (premium) discount	(2,737)	941
Provision (recovery) for bad debts	49	(4)
Stock-based compensation expense	—	455
Change in fair value of acquisition related contingencies	16	18
Deferred income taxes	2,644	923
(Gain) loss on the sale or disposal of property	(1)	18
Change in operating assets and liabilities:
Accounts receivable	857	2,569
Other current assets	745	490
Accounts payable	(3,933)	(3,749)
Accrued liabilities	(13,007)	(13,918)
Other regulatory gaming assessments	(117)	(125)
Incentive compensation	—	(816)

Net cash used in operating activities	(12,756)	(11,627)

Cash flows from investing activities:
Increase in restricted cash	(2,623)	(1,502)
Increase in deposits and other	—	31
Proceeds from the sale of property and equipment	2	1
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	235
Capital expenditures	(5,486)	(2,808)

Net cash used in investing activities	(8,107)	(4,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	264

Net decrease in cash and cash equivalents	(20,863)	(15,406)
Cash and cash equivalents, beginning of period	60,650	100,124

Cash and cash equivalents, end of period	$39,787	$84,718

Supplemental disclosure of cash flow information:
Interest paid	$32,238	$32,838

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

        In September 2013, we entered into a merger agreement to facilitate a business combination with Eldorado HoldCo LLC, a Nevada limited liability company ("Eldorado"), and formed several entities to facilitate the merger: Eclair Holdings Company, a Nevada corporation and wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a Delaware corporation and wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a Nevada limited liability company and wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations for the three months ended March 31, 2014.

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

Basis of Presentation

        The Mergers were accounted for as a reverse acquisition of the Company by Eldorado under accounting principles generally accepted in the United States. Under the acquisition method of accounting, Eldorado is treated as the accounting acquirer and the Company is treated as the legal acquirer, resulting in the Company applying fair value accounting to its assets and liabilities as of the Acquisition Date. Accordingly, the consolidated financial statements and the notes to the consolidated financial statements are presented in two distinct periods, "Predecessor" and "Successor," which relate to the accounting periods preceding and succeeding the completion of the Mergers. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different historical-cost basis of accounting and are not comparable. In addition, the accompanying consolidated financial statements for the Successor period were prepared to conform to the financial statement presentation of Eldorado. We have reclassified certain amounts for the prior year to conform to the Successor presentation. These reclassifications, as detailed below, had no impact on income from operations or net income as previously reported.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation. We view each operating property as an operating segment and all operating segments have been aggregated into one reportable segment.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

        Earnings per share information has not been presented because the Company's stock is no longer publicly traded.

Reclassifications

        The following table includes the reclassifications to the consolidated statements of operations for the Predecessor period. The reclassifications had no impact on income from operations or net income as previously reported.

Three Months Ended March 31, 2014
(in thousands)
Hotel revenues were reclassified from food, beverage and lodging revenues to their own financial statement line item	$1,188
Hotel expenses were reclassified from food, beverage and lodging expense to their own financial statement line item	377
Utility expenses were reclassified from gaming, pari-mutuel, food and beverage, hotel, other, marketing and promotions to general and administrative expenses	682
Surveillance expenses were reclassified from general and administrative expenses to gaming expenses	610
Reservation expenses were reclassified from other expenses to hotel expenses	62
Hotel housekeeping expenses were reclassified from general and administrative expenses to hotel expenses	504
Cost of providing food and beverage complimentary services were reclassified from food and beverage expense to gaming expense	2,138
Cost of providing hotel complimentary services were reclassified from hotel expense to gaming expense	399
Cost of providing other complimentary services were reclassified from other expense to gaming expense	93

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

NOTE 2—MERGER AND PURCHASE ACCOUNTING

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

Consideration Transferred

        The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, Eldorado, would have had to issue to the owners of the accounting acquiree, MTR, to give them the same percentage interest in the combined entity. However, in reverse acquisitions that occur between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally is a more reliable determination of the fair value than the fair value of the accounting acquirer's untraded equity securities, and, as such, is generally used in calculating the purchase consideration. Accordingly, the following table provides the calculation of the purchase price, which was calculated using the fair value

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—MERGER AND PURCHASE ACCOUNTING (Continued)

of MTR's common stock, based on the closing stock price of $4.43 on the Acquisition Date, as well as a reconciliation of the total shares outstanding as of the Acquisition Date.

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

(i)
The number of shares issued to members of Eldorado in the Mergers as merger consideration was determined pursuant to terms of the Merger Agreement. The shares have been adjusted based upon the final review, as defined in the Merger Agreement. As a result, 25,290 escrow shares previously issued were returned to Authorized and Unissued prior to December 31, 2014.

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

(UNAUDITED)

NOTE 2—MERGER AND PURCHASE ACCOUNTING (Continued)

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

(2)
Long term debt was comprised of MTR's $570.7 million 11.5% Senior Secured Second Lien Notes due August 2019.

(3)
Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain long term liabilities and long term debt.

Pro Forma Information

        The following table includes the unaudited pro forma results for the three months ended March 31, 2014, which gives effect to the Mergers as if they had occurred on January 1, 2013 and

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—MERGER AND PURCHASE ACCOUNTING (Continued)

reflect pro forma adjustments that are expected to have a continuing impact on the results of operations and are directly attributable to the acquisition.

Three Months Ended March 31,
2014
(in thousands)
Net revenues	$114,828
Net loss	$(2,326)

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

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$81	$—	$—	$81

Total assets	$81	$—	$—	$81

Liabilities
Acquisition-related contingent considerations	$—	$—	$546	$546

Total liabilities	$—	$—	$546	$546

	December 31, 2014
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$5,680	$—	$—	$5,680

Total assets	$5,680	$—	$—	$5,680

Liabilities
Acquisition-related contingent considerations	$—	$—	$524	$524

Total liabilities	$—	$—	$524	$524

        The following table represents the change in acquisition-related contingent consideration liabilities during the three months ended March 31, 2015 (in thousands):

Balance as of December 31, 2014	$524
Amortization of present value discount(1)	16
Fair value adjustment for change in consideration expected to be paid(2)	6

Balance as of March 31, 2015	$546

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amounts for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the Notes (see Note 8) was $608.3 million at March 31, 2015 compared to a carrying value of $608.1 million at March 31, 2015. The fair value of the Notes was $606.9 million at December 31, 2014 compared to a carrying value of $610.8 million at December 31, 2014. The fair values of our Notes were determined based on Level 2 inputs including quoted market prices and bond terms and conditions.

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

        Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held- for-sale as of March 31, 2015. These properties are included in non-operating real properties in our consolidated balance sheets as of March 31, 2015 and December 31, 2014.

NOTE 5—GOODWILL AND OTHER INTANGIBLES ASSETS

        The gross carrying value, accumulated impairment and net carrying value of each major component of our goodwill and other intangible assets is as follows:

	March 31, 2015
	Gross Carrying value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Amortization Period
	(in thousands)			(in years)
Goodwill	$66,826	$—	$66,826	N/A
Gaming licenses (indefinite-lived)	461,500	—	461,500	N/A
Trade names	6,700	(1,025)	5,675	3.0
Customer loyalty programs	4,800	(2,571)	2,229	0.5

Total goodwill and other intangible assets	$539,826	$(3,596)	$536,230

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—GOODWILL AND OTHER INTANGIBLES ASSETS (Continued)

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

        As a result of the Mergers, the Company recorded goodwill which has an aggregate carrying value of $66.8 million as of March 31, 2015.

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on a reporting unit's projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The market approach is based on the Company's market capitalization at the testing date.

        Mountaineer, Presque Isle Downs and Scioto Downs are each required to maintain gaming and racing licenses (collectively "Gaming Licenses") to operate. The value of the Gaming Licenses increased from $136.1 million, which reflected the purchase price allocation from the Scioto Downs business combination in 2003 and the original cost of the regulatory license fees before any facility was operational, to $461.5 million, which reflects the fair value of the licenses calculated as of the Acquisition Date. The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore, a market participant would consider the licenses in aggregate. Gaming License rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Assessing the other indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate between assessments. Our properties' estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—GOODWILL AND OTHER INTANGIBLES ASSETS (Continued)

conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition. No impairment charges were recorded for our other indefinite-lived intangible assets in any of the periods presented.

        In addition, the Company recorded other intangible assets for the fair value of the trade names and customer loyalty programs in connection with the Mergers. Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is amortized on a straight-line basis over a one year useful life. The Company incurred amortization expense of $1.9 million during the three months ended March 31, 2015 (Successor) which is included in depreciation and amortization in the consolidated statements of operations. We did not have any amortization expense during the Predecessor period. Based upon the amortizable intangible assets as of March 31, 2015, the estimated aggregate future amortization expense is $3.7 million for the remainder of 2015, $1.9 million for the year ended December 31, 2016, $1.9 million for the year ended December 31, 2017 and $0.4 million for the year ended December 31, 2018.

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

        The total incentive-based compensation expense was as follows (in thousands):

	Successor	Predecessor

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Stock-based compensation expense	$—	$402
Performance award compensation expense	—	53

        Prior to the Mergers, nonqualified stock options ("Stock Options"), restricted stock units ("RSUs") and cash-based performance awards ("Performance Awards") were approved by the Compensation Committee of the Board of Directors and were granted to executive officers, certain key

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

employees and nonemployee members of the Board of Directors ("BOD") as permitted under the 2010 Long-Term Incentive Plan ("2010 Plan").

        In connection with the Mergers, any unvested awards granted pursuant to the 2010 Plan vested upon the Acquisition Date, and both vested and unvested equity awards granted under the 2010 Plan were converted into the right to receive shares of ERI common stock, or were exchanged for, or settled in, shares of ERI stock. As a result, immediately prior to the Mergers, all unrecognized compensation was immediately recognized as an expense.

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

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—EQUITY AWARDS AND OTHER INCENTIVE COMPENSATION (Continued)

        A summary of the Predecessor period Stock Option activity for the three months ended March 31, 2014 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding—December 31, 2013	852,000	$2.32 - 16.27	$5.14	6.81
Granted	—	—	—
Exercised	(119,446)	$2.32 - 3.94	2.62
Expired	—	—	—
Forfeited	(92,799)	$2.44 - 3.94	3.23

Outstanding—March 31, 2014	639,755	$2.32 - 16.27	$5.89	6.11	$1.0

Exercisable at March 31, 2014	505,043	$2.32 - 16.27	$6.60	5.55	$0.8

        Cash received from the exercise of stock options was $0.3 million for the three months ended March 31, 2014. The Company did not recognized a tax benefit from the stock option exercises as the Company is in a net operating loss carryforward.

        A summary of the Predecessor period RSU activity for the three months ended March 31, 2014 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2013	223,100	$2.85	1.65	$1.2
Granted	85,100	5.26
Vested	(84,500)	3.06
Forfeited	(36,600)	2.53

Unvested outstanding as of March 31, 2014	187,100	$4.05	2.53	$1.0

NOTE 7—INCOME TAXES

        The Company will be included in the consolidated federal, state and local income tax returns filed by ERI. The allocation of the Company's share of ERI's consolidated income tax expense is determined under the separate return method. Under this method, the Company determines its income tax provision as if the Company filed a separate income tax return. The Company does not have tax sharing agreements with the other members within the consolidated ERI group.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—INCOME TAXES (Continued)

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

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on our deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against substantially all of our net federal and state deferred tax assets.

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

        During the three months ended March 31, 2015 and 2014, our tax expense was $2.9 million and $1.0 million, respectively. As of March 31, 2015, there are no unrecognized tax benefits and we do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

NOTE 8—LONG-TERM DEBT

        Long-term debt obligations are summarized as follows:

	Successor	Successor
	March 31, 2015	December 31, 2014
	(in thousands)
11.5% Senior Secured Second Lien Notes	$560,664	$560,664
Unamortized premium	47,426	50,163

	$608,090	$610,827

Senior Secured Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 million 11.5% Senior Secured Second Lien Notes (the "Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the Notes. The Notes mature on August 1, 2019, with interest payable semi-annually in

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—LONG-TERM DEBT (Continued)

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

        The Indenture contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of the Company is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of the Company's credit facilities, the Company is required to repay debt under its credit facility or make an offer to purchase Notes with the excess cash flow amounts (as such term is defined in the). As of March 31, 2015, the Company was in compliance with the covenants under the Indenture.

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

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The Company's accumulated other comprehensive loss as of March 31, 2015 of $0.1 million is related to the Scioto Downs defined benefit pension plan. There was no change in accumulated other comprehensive loss during the three months ended March 31, 2015.

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

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

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund

MTR GAMING GROUP, INC.

(A WHOLLY-OWNED SUBSIDIARY OF ELDORADO RESORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheets at March 31, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2015 and December 31, 2014 was $4.9 million and $5.0 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. As of and during the three months ended March 31, 2015, our total estimated liability increased as a result of changes in the forecasted assumptions utilized in the model by $20,000 and was recognized in gaming operating expenses. The Company paid $0.1 million and $0.1 million during the three months ended March 31, 2015 (Successor) and 2014 (Predecessor), respectively.

NOTE 11—SEGMENT INFORMATION

        The Company, through our wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia, Presque Isle Downs & Casino in Erie, Pennsylvania, and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com. Management reviews our operations on a property-by-property basis. Therefore we believe that each property is an operating segment. Based on the similar geographic and economic characteristics of our properties, we believe it is appropriate to aggregate Mountaineer, Presque Isle Downs and Scioto Downs into one reportable segment.

NOTE 12—RELATED PARTY

        We paid ERI $1.8 million for allocated corporate general and administrative costs incurred during the three months ended March 31, 2015.

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

        Mountaineer operates 2,102 slot machines, 12 poker tables and 39 casino table games. and offers live thoroughbred horse racing during the months of March through December, operating 210 live race days with on-site pari-mutuel wagering year-round.

        Presque Isle Downs operates 1,720 slot machines, 9 poker tables and 36 casino table games. In addition, Presque Isle Downs offers live thoroughbred horse racing during the months of May through September, operating 100 live race days with pari-mutuel wagering year-round.

        Scioto Downs operates 2,146 VLTs and offers live harness horse racing from May through September, operating 95 live racing days and year- round pari-mutuel wagering.

Merger with Eldorado:

        In September 2013, we entered into a merger agreement to facilitate a business combination with Eldorado HoldCo LLC, a Nevada limited liability company ("Eldorado"), and formed several entities to facilitate the merger: Eclair Holdings Company, a Nevada corporation and wholly owned subsidiary of the Company ("NewCo"), Ridgeline Acquisition Corp., a Delaware corporation and wholly owned subsidiary of NewCo ("Merger Sub A"), and Eclair Acquisition Company, LLC, a Nevada limited liability company and wholly owned subsidiary of NewCo ("Merger Sub B"). These entities had no assets or operations for the three months ended March 31, 2014.

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

        The terms of the transaction and Merger agreement are explained in greater detail in the registration statement on Form S-4 filed by NewCo with the Securities and Exchange Commission (the "SEC"), which is available on the SEC's website at www.sec.gov under "Eldorado Resorts, Inc."

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

Significant Factors Impacting Operating Trends

Key Performance Metrics:

        Our operating results are highly dependent on the volume of customers visiting and staying at our properties. Key performance indicators such as table game drop and slot handle refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controlled by us, is recognized as gaming revenues and is referred to as our win or hold. In addition, average daily room rate ("ADR") and revenue per available room ("RevPAR") are used to measure our hotel volume and efficiency. ADR is calculated by dividing total room revenue, including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms. We calculate ADR with and without the impact of complimentary rooms. RevPAR is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available. Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available. The primary drivers in changes to our ADR and RevPAR calculations include: room inventory, which from time to time is impacted by renovations and maintenance; retail room rates, which are reviewed periodically and may fluctuate based on day of the week, group utilization, etc.; and the mix of cash and complimentary patron volumes which impact our occupancy levels. For the three months ended March 31, 2015 and 2014, our ADR was $78 and $81, respectively, excluding complimentary rooms, and $45 and $44, respectively, including complimentary rooms. Room inventory was consistent for 2015 compared to 2014; however occupancy levels and revenue decreased. RevPAR for the three months ended March 31, 2015 and 2014 was $36 and $37, respectively, including complimentary rooms.

Economic Impact:

        The economic downturn and the slow pace of recovery continue to adversely influence consumers' confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance over the past several years. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there has been some improvement in the economy, we believe the current economic conditions will continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact on our operations and the length and sustainability of the recovery from the economic downturn.

Expansion of Regional Gaming:

        All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, have had, and are expected to continue to have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins.

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

Summary Financial Results

Financial results for the three months ended March 31, 2015 (Successor) compared to the three months ended March 31, 2014 (Predecessor).

        The results of continuing operations for the three months ended March 31, 2015 (Successor) and 2014 (Predecessor) are summarized below (unaudited, in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating Revenues:
Gaming	$101,309	$106,950
Pari-mutuel commissions	1,205	1,280
Food and beverage	7,717	7,807
Hotel	1,148	1,188
Other	2,464	2,421

	113,843	119,646
Less—promotional allowances	(4,779)	(4,818)

Net operating revenues	109,064	114,828

Operating expenses:
Gaming	62,233	66,335
Pari-mutuel commissions	1,696	1,742
Food and beverage	5,302	4,731
Hotel	337	344
Other	1,181	1,366
Marketing and promotions	3,254	3,307
General and administrative	15,949	16,488
Depreciation and amortization	10,539	7,784

Total operating expenses	100,491	102,097

Strategic transaction costs	84	521
(Gain) loss on the sale or disposal of property	(1)	18

Operating income	8,490	12,192

Interest expense, net	(13,398)	(17,388)
Provision for income taxes	(2,903)	(1,017)

Loss	$(7,811)	$(6,213)

Net Operating Revenues

        Net operating revenues for the three months ended March 31, 2015, comprised of $102.5 million in gaming and pari-mutuel revenues (94% of total net revenues), $11.3 million of non-gaming revenues (10% of total net revenues) less $4.8 million of promotional allowances (–4% of total net revenues), decreased $5.8 million, or 5.0%, compared to net operating revenues for the three months ended March 31, 2014, comprised of $108.2 million in gaming and pari-mutuel revenues (94% of total net revenues), $11.4 million of non-gaming revenues (10% of total net revenues) less $4.8 million of promotional allowances (–4% of total net revenues). The decrease was primarily attributable to the factors detailed below.

Gaming

        Gaming revenues are comprised of the net win from our slot operations, table games and poker. Gaming revenues for the three months ended March 31, 2015 of $101.3 million represent a $5.6 million, or 5.3%, decrease compared to the prior year period. The decrease of $5.6 million is comprised of a decrease in slot revenues of $6.2 million, offset by an increase in table gaming revenue of $0.6 million. The decrease in slot revenues associated with the decline in slot volume was primarily due to continued competitive pressures principally from the two racinos near Cleveland, which opened in April 2013 and December 2013, and to a lesser extent, a new racino in Austintown, Ohio, which opened in September 2014. The increase in table games revenues was a result of an increase in the table games hold percentage, which more than offset a decrease in table games drop for the three months ended March 31, 2015 compared to the prior year period.

        Gaming revenues at Mountaineer decreased by $5.9 million, or 14.2%, to $36.1 million for the three months ended March 31, 2015, compared to the prior year period. The decrease is comprised of a decrease in slot revenue of $6.4 million, offset by an increase in table gaming revenue of $0.4 million.

        Gaming revenues at Presque Isle Downs decreased by $1.5 million, or 4.9%, to $29.9 million for the three months ended March 31, 2015, compared to the prior year period. The decrease is comprised of a decrease in slot revenue of $1.7 million, offset by an increase in table gaming revenue of $0.2 million.

        Gaming revenues at Scioto Downs increased by $1.8 million, or 5.5%, to $35.3 million for the three months ended March 31, 2015, compared to the prior year period. The increase in gaming revenues at Scioto Downs was primarily due to an increase in our share of the Columbus slot market compared to the prior year period.

Pari-Mutuel Commissions

        Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing/exporting of simulcast signals from/to other race tracks. Pari-mutuel commissions for the three months ended March 31, 2015 of $1.2 million represents a decrease of $0.1 million, or 5.9%, compared to the prior year period.

        Pari-mutuel commissions at Mountaineer decreased by $0.1 million, or 18.6%, to $0.6 million for the three months ended March 31, 2015, compared to the prior year period. The decrease is primarily due to a decrease in the number of live race days during the first quarter of 2015 compared to the prior year period.

        Pari-mutuel commissions at Presque Isle Downs and Scioto Downs of $0.2 million and $0.4 million, respectively, were relatively flat for the three months ended March 31, 2015, compared to the prior year period.

Food and Beverage

        Revenues from our food and beverage operations for the three months ended March 31, 2015 of $7.7 million represents a $0.1 million, or 1.1%, decrease compared to the prior year period.

        Food and beverage revenues at Mountaineer decreased by $0.2 million, or 7.1%, to $3.2 million for the three months ended March 31, 2015, compared to the prior year period. The decrease is consistent with the decrease in gaming revenues and overall decline in patron traffic.

        Food and beverage revenues at Presque Isle Downs increased by $0.2 million, or 11.3%, for the three months ended March 31, 2015, compared to the prior year period. The increase is primarily due to an increase in complimentary sales during the first quarter of 2015 compared to the prior year period.

        Food and beverage revenues at Scioto Downs decreased by $0.1 million, or 4.1%, for the three months ended March 31, 2015, compared to the prior year period. The decrease is primarily attributable to changes in the promotional buffet offerings for certain card levels resulting in a decrease in complimentary sales.

Hotel

        Revenue from hotel operations at Mountaineer of $1.1 million for the three months ended March 31, 2015 decreased slightly compared to the prior year period. There was a decrease in the hotel occupancy rate to 80.1% for the three months ended March 31, 2015 compared to 83.7% in the prior year period, offset by an increase in the hotel ADR of $45 for the three months ended March 31, 2015 compared to $44 in the prior year period.

Other Revenues

        Other revenues are primarily derived from operations of Mountaineer's Spa, Fitness Center, retail outlets and golf course; from the sale of programs, admission fees, and lottery tickets; from check cashing and ATM services and from special events at our entertainment and convention centers. Other revenues for the three months ended March 31, 2015 of $2.5 million represent a slight increase compared to the prior year period. The increase is primarily due an increase in commissions earned from check cashing and ATM services.

Promotional Allowances

        Promotional allowances of $4.8 million for the three months ended March 31, 2015 increased slightly compared to the prior year period. The increase in promotional allowances is comprised of an increase at Mountaineer and Scioto Downs of $0.2 million and $0.1 million, respectively, offset by a decrease at Presque Isle Downs of $0.3 million. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain our share of the gaming markets in which we operate in an effort to mitigate the impact of increasing competition.

Operating Expenses

Gaming

        Gaming expense for the three months ended March 31, 2015 of $62.3 million represents a $4.1 million, or 6.2%, decrease compared to the prior year period. The decrease of $4.1 million is comprised of a decrease in gaming taxes and assessments of $3.6 million and a decrease in other gaming operating costs of $0.5 million.

        Gaming taxes and assessments as a percentage of gaming revenues varies by the states in which our properties operate. On a blended basis, our gaming taxes (excluding charges for other gaming assessment costs) as a percentage of gaming revenue decreased to 51.3% for the three months ended March 31, 2015, compared to 51.9% for the prior year period. Table game revenues have a lower effective tax rate than slot revenues, and therefore the increase in the table game revenues while slot revenues declined compared to the prior year period resulted in the decrease in gaming taxes and assessments as a percentage of gaming revenues.

        The decrease in other gaming operating costs of $0.5 million is primarily due to the reduction of compensation related costs at all of our properties.

Pari-Mutuel

        Pari-mutuel expense was relatively flat at $1.7 million for the three months ended March 31, 2015, compared to the prior year period.

Food and Beverage

        Food and beverage expense increased by $0.6 million, or 12.1%, to $5.3 million for the three months ended March 31, 2015, compared to the prior year period. Our gross profit margin for the three months ended March 31, 2015 decreased to 31.3% from 39.4% in the prior year period primarily due to increased food and compensation related costs in excess of revenue changes.

Hotel

        Hotel expense of $0.3 million for the three months ended March 31, 2015 declined slightly compared to the prior year period which was consistent with hotel revenues.

Other

        Other expense decreased by $0.2 million, or 13.6%, to $1.2 million for the three months ended March 31, 2015, compared to the prior year period attributable primarily to a decrease in other entertainment and convention center expenses at Mountaineer.

Marketing and Promotions

        Marketing and promotions expense decreased by $0.1 million, or 1.6%, to $3.3 million for the three months ended March 31, 2015, compared to the prior year period primarily due to a reduction in compensation related costs.

General and Administrative

        General and administrative expense decreased by $0.5 million, or 3.2%, to $15.9 million for the three months ended March 31, 2015, compared to the period year period. Significant factors contributing to the decrease in general and administrative expense, as compared to the prior year period, include: a decrease of $0.8 million in compensation and related benefits and a decrease of $0.9 million in severance costs due to the departure of certain executive officers at our corporate office and key employees in January 2014 and other cost containment measures; a decrease in legal and professional fees of $0.3 million; a decrease of $0.2 million in utilities due to the decline in energy costs; and a decrease of $0.1 million in Board of Director fees as a result of the Mergers. The decreases were offset by an increase of $1.8 million for the allocation of ERI corporate general and administrative costs during the three months ended March 31, 2015.

Strategic transaction costs

        As a result of the strategic business combination with Eldorado entered into on September 9, 2013 and completed on September 19, 2014, we incurred costs of $0.1 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. These costs were comprised primarily of legal, financial advisory, accounting and consulting costs.

Depreciation and amortization

        Depreciation and amortization expense increased by $2.8 million, or 35.4%, to $10.5 million for the three months ended March 31, 2015, compared to the prior year period. During the three months ended March 31, 2015 we recognized amortization expense of $1.9 million related to the intangible assets recognized in purchase accounting in connection with the Mergers. Depreciation expense related to property and equipment increased by $0.9 million for the three months ended March 31, 2015, compared to the prior year period. In connection with the Mergers, property and equipment were adjusted to the estimated fair values using the cost approach on the Acquisition date and additional depreciation expense was recognized in the Successor period in association with a decrease in the remaining useful life assigned to certain assets.

Interest Expense, net

        Interest expense, net decreased by $4.0 million, or 22.9%, to $13.4 million for the three months ended March 31, 2015, compared to the prior year period. The decrease was attributable to the fair value accounting in connection with the Mergers. The long term debt assumed on the Acquisition Date was fair valued based on quoted market prices, resulting in the elimination of deferred financing costs and the amortization of a premium on the fair value adjustment during the Successor period.

Income Taxes

        The income tax provision results in an effective tax rate that has an unusual relationship to the Company's pretax loss. This is due to an increase in the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against all of our net federal and our net state deferred tax assets. During the three months ended March 31, 2015 and 2014, our tax expense was $2.9 million and $1.0 million, respectively.

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

        The following table summarizes our net revenues by property, our Consolidated Adjusted EBITDA, and Adjusted EBITDA by property for the three months ended March 31, 2015 (Successor) and 2014 (Predecessor), in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Revenues:
Mountaineer Casino, Racetrack & Resort	$39,676	$45,929
Presque Isle Downs & Casino	31,669	33,115
Scioto Downs	37,719	35,784
Corporate	—	—

Net revenues	$109,064	$114,828

Adjusted EBITDA:
Mountaineer Casino, Racetrack & Resort	$5,139	$7,238
Presque Isle Downs & Casino	3,547	4,133
Scioto Downs	13,059	11,989
Corporate expenses	(2,653)	(2,862)

Consolidated Adjusted EBITDA	$19,092	$20,498

Mountaineer Casino, Racetrack & Resort:
Net (loss) income	$(2,916)	$4,937
Provision for income taxes	3,909	—
Depreciation and amortization	4,146	2,302
Gain on the sale or disposal of property	—	(1)

Adjusted EBITDA	$5,139	$7,238

Presque Isle Downs & Casino:
Net (loss) income	$(679)	$1,443
Provision for income taxes	1,606	621
Depreciation and amortization	2,641	2,068
Other regulatory gaming assessments	(20)	(17)
(Gain) loss on the sale or disposal of property	(1)	18

Adjusted EBITDA	$3,547	$4,133

Scioto Downs:
Net income	$4,114	$8,171
Interest expense	16	18
Provision for income taxes	5,191	396
Depreciation and amortization	3,738	3,404

Adjusted EBITDA	$13,059	$11,989

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014
Corporate:
Net loss	$(8,330)	$(20,764)
Interest expense, net of interest income	13,382	17,370
Benefit for income taxes	(7,803)	—
Depreciation	14	10
Loss on the sale or disposal of property	—	1
Strategic transaction costs	84	521

Adjusted EBITDA	$(2,653)	$(2,862)

MTR Gaming Group, Inc. (consolidated)
Net loss	$(7,811)	$(6,213)
Interest expense, net of interest income	13,398	17,388
Provision for income taxes	2,903	1,017
Depreciation and amortization	10,539	7,784
Other regulatory gaming assessments	(20)	(17)
(Gain) loss on the sale or disposal of property	(1)	18
Strategic transaction costs	84	521

Consolidated Adjusted EBITDA	$19,092	$20,498

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings from banks and proceeds from the issuance of debt securities.

        At March 31, 2015, our cash and cash equivalents, excluding restricted cash, totaled $39.8 million. As of March 31, 2015, Mountaineer has contributed funds for racing purses, which exceed our purse payment obligations by $4.1 million. This amount is available for payment of future purse obligations at our discretion, and is held in bank accounts owned by the horsemen's association.

        At March 31, 2015, we had total debt in the aggregate principal amount of $608.1 million, net of premiums, all of which was secured, and cash collateralized letters of credit of approximately $1.1 million.

        We believe that our cash balances on hand, cash flow from operations and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of our Senior Secured Second Lien Notes and any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

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

Cash Flow

        A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table (unaudited, in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flow summary
Net cash used in operating activities	$(12,756)	$(11,627)
Net cash used in investing activities	(8,107)	(4,043)
Net cash provided by financing activities	—	264

Net decrease in cash and cash equivalents	$(20,863)	$(15,406)

Operating Cash Flow

        Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business.

        Net cash used in operating activities was $12.8 million during the three months ended March 31, 2015, compared to net cash used in operating activities of $11.6 million during the three months ended March 31, 2014. Current period non-cash expenses included in operating activities of $10.5 million consist primarily of $10.5 million of depreciation and amortization, $2.6 million of deferred income taxes, offset by $2.7 million for the amortization of the debt premium. In 2014, non-cash expenses of $10.1 million included depreciation and amortization of $7.8 million, $0.9 million for the amortization of the debt discount, and $0.9 million of deferred income taxes. Additionally, net cash used in operating activities included changes in operating assets and liabilities of approximately $15.5 million during the three months ended March 31, 2015 and $15.5 million during the three months ended March 31, 2014.

Investing Cash Flow

        Net cash used in investing activities was $8.1 million during the three months ended March 31, 2015 compared to net cash used in investing activities of $4.0 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, net cash used in investing activities comprised primarily of capital expenditures of $5.5 million and an increase in restricted cash of $2.6 million due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs. Net cash used in investing activities during the three months ended March 31, 2014 comprised primarily of capital expenditures (net of reimbursements) of $2.6 million and an increase in restricted cash of $1.5 million due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs.

Financing Cash Flow

        No cash was provided by or used in financing activities during the three months ended March 31, 2015 compared to cash provided by financing activities of $0.3 million during the three months ended March 31, 2014. Cash provided by financing activities during the three months ended March 31, 2014 was comprised of $0.3 million in proceeds from the exercise of stock options.

Capital Expenditures

        During the three months ended March 31, 2015, additions to property and equipment and other capital projects aggregated $3.9 million which included $2.1 million for new slot machines and other gaming equipment primarily at Mountaineer and Presque Isle Downs; $0.9 million for the construction of a restaurant at Scioto Downs; and $0.9 million in other renovation and maintenance related expenditures between all of our properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. Mountaineer did not receive any reimbursements during the three months ended March 31, 2015. As of March 31, 2015, Mountaineer remains eligible for $6.5 million under annual modernization fund grants that expire in varying dates through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of approximately $20.3 million, or $16.4 million after anticipated reimbursements from West Virginia, on capital expenditures during the remainder of 2015.

Debt

Second Lien Notes

        On August 1, 2011, we completed the offering of $565.0 million in aggregate principal amount of senior secured second lien notes (the "Second Lien Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the Second Lien Notes. The Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by our current and future domestic restricted subsidiaries, other than our immaterial subsidiaries. The Second Lien Notes are secured by a second priority lien on substantially all of the assets of the Company and the guarantors, other than excluded property, as defined in the Senior Secured Second Lien Indenture. The Second Lien Notes and the guarantees are effectively junior to any of the Company's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral to the extent of the value of the collateral securing such obligations.

        The indenture governing the Second Lien Notes contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of the Company is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of the Company's credit facilities, we are required to repay debt under its credit facility or make an offer to purchase Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the Second Lien Notes). As of March 31, 2015, the Company was in compliance with the covenants under the indenture relating to the Second Lien Notes.

        We may redeem some or all of the Second Lien Notes prior to August 1, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, we may redeem the Second Lien Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, we repurchased $10 million in aggregate principal amount of our Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the Second Lien Notes is approximately $10.9 million.

Contractual Obligations

        There have been no material changes during the three months ended March 31, 2015 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheets at March 31, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2015 was $4.9 million and is accrued in the respective accompanying consolidated balance sheets. The Company paid $0.1 million during the three months ended March 31, 2015.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 10 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that there have been no material changes since December 31, 2014. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

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

  •
  The intense competition to attract and retain management and key employees in the gaming industry; and

  •
  the other factors set forth in Part I, Items 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements, of which there are none outstanding at March 31, 2015.

        The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2015.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated that the settlement will be concluded and the case voluntarily dismissed by June 30, 2015.

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

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 14 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS.

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the three months ended March 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

ITEM 5.    OTHER INFORMATION.

        Not Applicable.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Gary L. Carano pursuant to Rule 13a-14a and Rule 15d-14(a) (filed herewith).
31.2	Certification of Robert M. Jones pursuant to Rule 13a-14a and Rule 15d-14(a) (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MTR GAMING GROUP, INC.
Date: May 11, 2015	By:	/s/ GARY L. CARANO Gary L. Carano CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
Date: May 11, 2015	By:	/s/ ROBERT M. JONES Robert M. Jones EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)